Form 10-K
period 2020-10-31
HEICO CORP
filed 2020-12-23
CIK 46619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2020 or

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $9,754,365,000 based on the closing price of HEICO Common Stock and Class A Common Stock as of April 30, 2020 as reported by the New York Stock Exchange.
The number of shares outstanding of each of the registrant’s classes of common stock as of December 22, 2020 is as follows:

Common Stock, $.01 par value	54,195,165	shares
Class A Common Stock, $.01 par value	81,026,674	shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Index
HEICO CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2020

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

    Our business is comprised of two operating segments:

    The Flight Support Group. Our Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their collective subsidiaries, accounted for 52%, 60% and 62% of our net sales in fiscal 2020, 2019 and 2018, respectively.  The FSG uses proprietary technology to design and manufacture jet engine and aircraft component replacement parts for sale at lower prices than those manufactured by OEMs.  These parts are approved by the FAA and are the functional equivalent of parts sold by OEMs. In addition, the FSG repairs, overhauls and distributes jet engine and aircraft components, avionics and instruments for domestic and foreign commercial air carriers and aircraft repair companies as well as military and business aircraft operators. The FSG also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the United States ("U.S.") government. Additionally, the FSG is a leading supplier, distributor, and integrator of military aircraft parts and support services primarily to foreign military organizations allied with the U.S. and a leading manufacturer of advanced niche components and complex composite assemblies for commercial aviation, defense and space applications. Further, the FSG engineers, designs and manufactures thermal insulation blankets and parts as well as removable/reusable insulation systems for aerospace, defense, commercial and industrial applications; manufactures expanded foil mesh for lightning strike protection in fixed and rotary wing aircraft; distributes aviation electrical interconnect products and electromechanical parts; and overhauls industrial pumps, motors, and other hydraulic units with a focus on the support of legacy systems for the U.S. Navy.

    The Electronic Technologies Group. Our Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, accounted for 48%,

Index
40% and 38% of our net sales in fiscal 2020, 2019 and 2018, respectively.  The ETG derived approximately 66%, 64% and 65% of its net sales in fiscal 2020, 2019 and 2018, respectively, from the sale of products and services to U.S. and foreign military agencies, prime defense contractors and both commercial and defense satellite and spacecraft manufacturers. The ETG collectively designs, manufactures and sells various types of electronic, data and microwave, and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, power conversion products, underwater locator beacons, emergency locator transmission beacons, flight deck annunciators, panels, and indicators, electromagnetic and radio frequency interference shielding and filters, high power capacitor charging power supplies, amplifiers, traveling wave tube amplifiers, photodetectors, amplifier modules, microwave power modules, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies, high voltage power supplies, high voltage interconnection devices and wire, high voltage energy generators, high frequency power delivery systems, three-dimensional microelectronic and stacked memory products, harsh environment electronic connectors and other interconnect products, radio frequency ("RF") and microwave amplifiers, transmitters and receivers; RF sources, detectors and controllers, wireless cabin control systems, solid state power distribution and management systems, crashworthy and ballistically self-sealing auxiliary fuel systems, nuclear radiation detectors, communications and electronic intercept receivers and tuners, fuel level sensing systems, high-speed interface products that link devices, high performance active antenna systems for commercial aircraft, precision guided munitions, other defense applications and commercial uses; silicone material for a variety of demanding applications; precision power analog monolithic, hybrid and open frame components; high-reliability ceramic-to-metal feedthroughs and connectors, technical surveillance countermeasures (TSCM) equipment to detect devices used for espionage and information theft; and rugged small-form factor embedded computing solutions.
    HEICO has continuously operated in the aerospace industry for over 60 years. Since assuming control in 1990, our current management has achieved significant sales and profit growth through a broadened line of product offerings, an expanded customer base, increased research and development expenditures and the completion of a number of acquisitions.  As a result of internal growth and acquisitions, our net sales from continuing operations have grown from $26.2 million in fiscal 1990 to $1,787.0 million in fiscal 2020, representing a compound annual growth rate of approximately 15%.  During the same period, we improved our net income from $2.0 million to $314.0 million, representing a compound annual growth rate of approximately 18%.

Our results of operations in fiscal 2020 were significantly affected by the COVID-19 global pandemic (the “Pandemic”). The effects of the Pandemic and related actions by governments around the world to mitigate its spread have impacted our employees, customers, suppliers and manufacturers. See Item 7, Management's Discussion and Analysis, for additional details on the effects of the Pandemic on the Company.

Index
Disciplined Acquisition Strategy

    Acquisitions have been an important element of our growth strategy over the past thirty years, supplementing our organic growth.  Since 1990, we have completed approximately 82 acquisitions complementing the niche segments of the aviation, defense, space, medical, telecommunications and electronics industries in which we operate.  We typically target acquisition opportunities that allow us to broaden our product offerings, services and technologies while expanding our customer base and geographic presence.  Even though we have historically pursued an active acquisition policy, our disciplined acquisition strategy involves limiting acquisition candidates to businesses that we believe will continue to grow, offer strong cash flow and earnings potential, and are available at fair prices. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for further information regarding our recent acquisitions.

Flight Support Group

    The Flight Support Group serves a broad spectrum of the aviation industry, including (i) commercial airlines and air cargo carriers; (ii) repair and overhaul facilities; (iii) OEMs; and (iv) U.S. and foreign governments.

    The FSG competes with the leading industry OEMs and, to a lesser extent, with a number of smaller, independent parts distributors.  Historically, the three principal jet engine OEMs, General Electric (including CFM International), Pratt & Whitney and Rolls Royce, have been the sole source of substantially all jet engine replacement parts for their jet engines.  Other OEMs have been the sole source of replacement parts for their aircraft component parts.  While we believe that we are the largest independent supplier of non-OEM jet engine and aircraft component replacement parts, we have in recent years been adding new products to our line at a rate of approximately 300 to 500 Parts Manufacturer Approvals (“PMA” or “PMAs”) per year.  We have developed for our customers approximately 11,500 parts for which PMAs have been received from the FAA.

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

Index
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

    Factory-New Jet Engine and Aircraft Component Replacement Parts.  The FSG engages in the research and development, design, manufacture and sale of FAA-approved replacement parts that are sold to domestic and foreign commercial air carriers and aircraft repair and overhaul companies.  Our principal competitors are aircraft engine and aircraft component manufacturers.  The FSG's factory-new replacement parts include various jet engine and aircraft component replacement parts.  A key element of our growth strategy is the continued design and development of an increasing number of PMA replacement parts in order to further penetrate our existing customer base and obtain new customers.  We select the jet engine and aircraft component replacement parts to design and manufacture through a selection process which analyzes industry information to determine which replacement parts are suitable candidates.

    Repair and Overhaul Services.  The FSG provides repair and overhaul services on selected jet engine and aircraft component parts, as well as on avionics, instruments, composites and flight surfaces of commercial aircraft operated by domestic and foreign commercial airlines.  The FSG also provides repair and overhaul services including avionics and navigation systems as well as subcomponents and other instruments utilized on military aircraft operated by the U.S. government and foreign military agencies and for aircraft repair and overhaul companies.  Our repair and overhaul operations require a high level of expertise, advanced technology and sophisticated equipment.  Services include the repair, refurbishment and overhaul of numerous accessories and parts mounted on gas turbine engines and airframes.  Components overhauled include fuel pumps, generators, fuel controls, pneumatic valves, starters and actuators, turbo compressors and constant speed drives, hydraulic pumps, valves and actuators, wheels and brakes, composite flight controls, electro-mechanical equipment, auxiliary power unit accessories and thrust reverse actuation systems.  Some of the repair and overhaul services provided by the FSG are proprietary repairs approved by an FAA-qualified designated engineering representative (“DER”) and/or by the owner/operator.  Such proprietary repairs typically create cost savings or provide engineering flexibility.  The FSG also provides commercial airlines, regional operators, asset management companies and Maintenance, Repair and Overhaul (“MRO”) providers with high quality and cost effective niche accessory component exchange services as an alternative to OEMs’ spares services.

Index
    Distribution.  The FSG distributes FAA-approved parts including hydraulic, pneumatic, structural, interconnect, mechanical and electro-mechanical components for the commercial, regional and general aviation markets.  The FSG also is a leading supplier, distributor, and integrator of military aircraft parts and support services primarily to foreign military organizations allied with the U.S. Further, we believe the FSG is a leading provider of products and services necessary to maintain up-to-date F-16 fighter aircraft operational capabilities.

    Manufacture of Specialty Aircraft/Defense Related Parts and Subcontracting for OEMs.  The FSG engineers, designs and manufactures thermal insulation blankets and parts as well as renewable/reusable insulation systems primarily for aerospace, defense, commercial and industrial applications.  The FSG also manufactures specialty components for sale as a subcontractor for aerospace and industrial original equipment manufacturers and the U.S. government. Additionally, the FSG manufactures advanced niche components and complex composite assemblies for commercial aviation, defense and space applications, and manufactures expanded foil mesh, which is integrated into composite aerospace structures for lightning strike protection in fixed and rotary wing aircraft.

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

    As part of our growth strategy, we have continued to increase our research and development activities.  Research and development expenditures by the FSG, which were approximately $.3 million in fiscal 1991, increased to approximately $19.1 million in fiscal 2020, $23.8 million in fiscal 2019 and $21.3 million in fiscal 2018.  We believe that our FSG's research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.  In recent years, the FAA granted us PMAs for approximately 300 to 500 new parts and we develop approximately 250 to 350 new proprietary repairs per year; however, no assurance can be given that the FAA will continue to grant PMAs or DER-approved repairs or that we will achieve acceptable levels of net sales and gross profits on such parts or repairs in the future.

    We benefit from our proprietary rights relating to certain design, engineering and manufacturing processes and repair and overhaul procedures.  Customers often rely on us to provide initial and additional components, as well as to redesign, re-engineer, replace or repair

Index
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

Index
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

Electro-Optical, Microwave and Other Power Equipment.  The ETG produces power supplies, amplifiers and flash lamp drivers used in laser systems for military, medical and other applications that are sometimes utilized with our rangefinder receivers.  We also produce emergency back-up power supplies and batteries used on commercial aircraft and business jets for services such as emergency exit lighting, emergency fuel shut-off, power door assists, cockpit voice recorders and flight computers. Additionally, we design, manufacture and repair flight deck annunciators, panels and indicators. We design and manufacture next generation wireless cabin control systems, solid state power distribution and management systems and fuel level sensing systems for business jets and for general aviation, as well as for the military/defense market. We offer custom or standard designs that solve challenging OEM requirements and meet stringent safety and emissions requirements.  Our power electronics products include capacitor charger power supplies, laser diode drivers, arc lamp power supplies and custom power supply designs.

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

    Electromagnetic Interference (EMI) and Radio-Frequency Interference (RFI) Shielding and Suppression Filters.  The ETG designs and manufactures shielding used to prevent electromagnetic energy and radio frequencies from interfering with other devices, such as computers, telecommunication devices, avionics, weapons systems and other electronic equipment.  The ETG designs and manufactures EMI/RFI and transient protection solutions for a wide variety of connectors that principally serve customers within the aerospace and defense markets. Our products include a patented line of shielding applied directly to circuit boards and a line of gasket-type shielding applied to computers and other electronic equipment.  Our customers consist essentially of medical, electronics, telecommunications and defense equipment producers.

Index
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

Index
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

Technical Surveillance Countermeasures ("TSCM") Equipment. The ETG designs and manufactures TSCM equipment to detect devices used for espionage and information theft

Index
serving government agencies, law enforcement, corporate security personnel and TSCM professionals worldwide.

    High-end Radio Frequency Receivers and Sources. The ETG designs and manufactures RF Sources, Detectors and Controllers for a certain wide range of aerospace and defense applications.

Rugged, Small-Form-Factor Embedded Computing Solutions. The ETG designs and manufactures rugged, small-form-factor embedded computing solutions that are primarily used in rugged commercial and industrial, aerospace and defense, transportation, and smart energy applications.

    As part of our growth strategy, we have continued to invest in our research and development activities.  Research and development expenditures by the ETG were $46.5 million in fiscal 2020, $42.8 million in fiscal 2019 and $36.2 million in fiscal 2018.  We believe that our ETG's research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.

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

We sell our products to a broad customer base consisting of domestic and foreign commercial and cargo airlines, repair and overhaul facilities, other aftermarket suppliers of aircraft engine and airframe materials, OEMs, domestic and foreign military units, electronic manufacturing services companies, manufacturers for the defense industry as well as medical, telecommunications, scientific, and industrial companies.  No one customer accounted for sales of 10% or more of total consolidated sales from continuing operations during any of the last three fiscal years.  Net sales to our five largest customers accounted for approximately 24%, 20% and 20% of total net sales in fiscal 2020, 2019 and 2018, respectively.

Index
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

Index
Democratic Republic of the Congo and adjoining countries. These rules may impose additional costs and may introduce new risks related to our ability to verify the origin of any conflict minerals used in our products.

Backlog

    Our total backlog was $844 million as of October 31, 2020 as compared to $900 million as of October 31, 2019. The majority of our backlog of orders as of October 31, 2020 is expected to be filled during fiscal 2021. The ETG’s backlog of unshipped orders was $559 million as of October 31, 2020 as compared to $575 million as of October 31, 2019. The FSG's backlog of unshipped orders was $285 million as of October 31, 2020 as compared to $325 million as of October 31, 2019.  This backlog excludes forecasted shipments for certain contracts of the FSG pursuant to which customers provide only estimated annual usage and not firm purchase orders.  Our backlogs within the FSG are typically short-lead in nature with many product orders being received within the month of shipment. The decrease in the FSG's backlog mainly reflects lower demand for its commercial aviation products principally resulting from the continued significant decline in global commercial air travel due to the ongoing Pandemic.

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

    There has been no material adverse effect to our consolidated financial statements nor competitive positions as a result of these government regulations.

Index
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

    There has been no material adverse effect to our consolidated financial statements nor competitive positions as a result of these environmental regulations.

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

Human Capital

We believe HEICO’s employees are directly responsible for its success through dedication to their profession and craft. This talented group continues to deliver industry leading growth and new product innovations, all while maintaining HEICO’s unique entrepreneurial culture of excellence.

Index
As of October 31, 2020, we had approximately 5,200 full-time and part-time employees including approximately 2,500 in the Flight Support Group and approximately 2,700 in the Electronic Technologies Group. None of our employees are represented by a U.S. domestic union. Our management believes that we have good relations with our employees.

Health and Safety

The health and safety of our workforce is fundamental to the success of our business. We safeguard our people, projects and reputation by striving for zero employee injuries and illnesses, while operating and delivering our work responsibly and sustainably. We provide our employees upfront and ongoing safety training to ensure that safety policies and procedures are effectively communicated and implemented. Personal protective equipment is provided to those employees where needed for the employee to safely perform their job function.

Compensation and Benefits

As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. In addition to healthy base wages, additional programs include annual bonus opportunities, a Company matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, flexible work schedules, and employee assistance programs.

Diversity and Inclusion

We are committed to our continued efforts to increase diversity and foster an inclusive work environment that supports the global workforce and the communities we serve. We recruit the best people for the job regardless of gender, ethnicity or other protected traits and it is our policy to fully comply with all laws (domestic and foreign) applicable to discrimination in the workplace. Our diversity, equity and inclusion principles are also reflected in our employee training and policies. We continue to enhance our diversity, equity and inclusion policies which are guided by our executive leadership team.

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

Information About Our Executive Officers

    Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board.  The following table sets forth the names, ages of, and positions and offices held by our executive officers as of December 22, 2020:

Name	Age	Position(s)	Director Since
Laurans A. Mendelson	82	Chairman of the Board; Chief Executive Officer; and Director	1989
Eric A. Mendelson	55	Co-President and Director; President and Chief Executive Officer of the HEICO Flight Support Group	1992
Victor H. Mendelson	53	Co-President and Director; President and Chief Executive Officer of the HEICO Electronic Technologies Group	1996
Thomas S. Irwin	74	Senior Executive Vice President	—
Carlos L. Macau, Jr.	53	Executive Vice President - Chief Financial Officer and Treasurer	—
Steven M. Walker	56	Chief Accounting Officer and Assistant Treasurer	—

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

    Eric A. Mendelson has been associated with the Company since 1990, serving in various capacities. Mr. Mendelson has served as our Co-President since October 2009 and served as our Executive Vice President from 2001 through September 2009. Mr. Mendelson has also served as

Index
President and Chief Executive Officer of the HEICO Flight Support Group since its formation in 1993, as well as President of various Flight Support Group subsidiaries. Mr. Mendelson is a co-founder, and, since 1987, has been Managing Director of Mendelson International Corporation, a private investment company, which is a shareholder of HEICO. In addition, Mr. Mendelson is a member of the Advisory Board of Trustees of Mount Sinai Medical Center in Miami Beach, Florida, and a member of the Board of Trustees and a Past Chairman of Ransom Everglades School in Coconut Grove, Florida, as well as a member of the Board of Visitors of Columbia College in New York City. Eric Mendelson is the son of Laurans Mendelson and the brother of Victor Mendelson.

Victor H. Mendelson has been associated with the Company since 1990, serving in various capacities. Mr. Mendelson has served as our Co-President since October 2009 and served as our Executive Vice President from 2001 through September 2009. Mr. Mendelson has also served as President and Chief Executive Officer of the HEICO Electronic Technologies Group since its formation in September 1996. He served as General Counsel of the Company from 1993 to 2008 and Vice President of the Company from 1996 to 2001. In addition, Mr. Mendelson was the Chief Operating Officer of the Company’s former MediTek Health Corporation subsidiary from 1995 until its profitable sale in 1996. Mr. Mendelson is a co-founder, and, since 1987, has been President of Mendelson International Corporation, a private investment company, which is a shareholder of HEICO. Mr. Mendelson is a former Director and Audit Committee member of NASDAQ-listed Terrapin 3 Acquisition Corp. Mr. Mendelson is a Trustee of Columbia University in the City of New York, a Trustee of St. Thomas University in Miami Gardens, Florida, a Director of Boys & Girls Clubs of Miami-Dade and is a Director and Past President of the Board of Directors of the Florida Grand Opera. Victor Mendelson is the son of Laurans Mendelson and the brother of Eric Mendelson.

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

Strategic, Business and Operational Risks

We may not be able to effectively execute our acquisition strategy, which could slow our growth.

    A key element of our strategy is growth through the acquisition of additional companies.  Our acquisition strategy is affected by and poses a number of challenges and risks, including the following:

•Availability of suitable acquisition candidates;
•Availability of capital;
•Diversion of management’s attention;
•Effective integration of the operations and personnel of acquired companies;
•Potential write downs of acquired intangible assets;
•Potential loss of key employees of acquired companies;
•Use of a significant portion of our available cash;
•Significant dilution to our shareholders for acquisitions made utilizing our securities; and
•Consummation of acquisitions on satisfactory terms.

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

•We may not be able to successfully protect the proprietary interests we have in various aircraft parts, electronic and electro-optical equipment and our repair processes;

•As OEMs continue to develop and improve jet engines and aircraft components, we may not be able to re-design and manufacture replacement parts that perform as well as those offered by OEMs or we may not be able to profitably sell our replacement parts at lower prices than the OEMs;

•We may need to expend significant capital to:
-    purchase new equipment and machines,
-    train employees in new methods of production and service, and
-    fund the research and development of new products; and

•Development by our competitors of patents or methodologies that preclude us from the design and manufacture of aircraft replacement parts or electrical and electro-optical equipment could adversely affect our business, financial condition and results of operations.

    In addition, we may not be able to successfully develop new products, equipment or methods of repair and overhaul service, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Intense competition from existing and new competitors may harm our business.

    We face significant competition in each of our businesses.

Flight Support Group

•For jet engine and aircraft component replacement parts, we compete with the industry’s leading jet engine and aircraft component OEMs.

•For the distribution, overhaul and repair of jet engine and aircraft components and avionics and navigation systems as well as the manufacture of specialty aircraft and defense related parts, we compete with:
-    major commercial airlines, many of which operate their own maintenance and overhaul units;
-     OEMs, which manufacture, distribute, repair and overhaul their own and other OEM parts; and
-     other independent service companies.

Index
Electronic Technologies Group

•For the design and manufacture of various types of electronic, data and microwave, and electro-optical equipment products, we compete in a fragmented marketplace with a number of companies, some of which are well capitalized.

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

    Our business is affected by the availability and price of the raw materials and component parts that we use to manufacture our products.  Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ ability to adjust delivery of long-lead time products during times of volatile demand.  The supply chains for our business could also be disrupted by external events such as natural disasters, extreme weather events, pandemics, labor disputes, governmental actions and legislative or regulatory changes.  As a result, our suppliers may fail to perform according to specifications when required and we may be unable to identify alternate suppliers or to otherwise mitigate the consequences of their non-performance.
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

Index
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

    We market our products and services to approximately 110 countries, with approximately 33% of our consolidated net sales in fiscal 2020 derived from sales to foreign customers.  We expect that sales to foreign customers will continue to account for a significant portion of our revenues in the foreseeable future.  As a result, we are subject to risks of doing business internationally, including the following:

•Fluctuations in currency exchange rates;
•Volatility in foreign political, regulatory, and economic environments;
•Ability to obtain required export licenses or approvals;
•Uncertainty of the ability of foreign customers to finance purchases;
•Uncertainties and restrictions concerning the availability of funding credit or guarantees;
•Imposition of taxes, export controls, tariffs, embargoes and other trade restrictions; and
•Compliance with a variety of international laws, as well as U.S. laws affecting the activities of U.S. companies abroad such as the U.S. Foreign Corrupt Practices Act.

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

Index
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

As a result of our acquisitions, goodwill and intangible assets represent a significant portion of our total assets. As of October 31, 2020 and 2019, goodwill and intangible assets, net of amortization, accounted for 55% and 61% of our total assets, respectively. We test our goodwill and intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We may not realize the full value of our goodwill and intangible assets, and to the extent that impairment has occurred, we would be required to recognize the impaired portion of such assets in our earnings. An impairment of a significant portion of such assets could have a material adverse effect on our business, financial condition and results of operations.

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

    As of December 22, 2020, collectively our executive officers and entities controlled by them, the HEICO Savings and Investment Plan (our 401(k) Plan) and members of the Board of Directors beneficially owned approximately 19% of our outstanding Common Stock and approximately 4% of our outstanding Class A Common Stock.  Accordingly, they will be able to substantially influence the election of the Board of Directors and control our business, policies and affairs, including our position with respect to proposed business combinations and attempted takeovers.

Industry and Macroeconomic Risks

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

The retirement or prolonged grounding of commercial aircraft could reduce our revenues.

    Our Flight Support Group designs and manufactures jet engine and aircraft component replacement parts and also repairs, overhauls and distributes jet engine and aircraft components.  If aircraft or engines for which we offer replacement parts or supply repair and overhaul services are retired or grounded for prolonged periods of time and there are fewer aircraft that require these parts or services, our revenues may decline.

Reductions in defense, space or homeland security spending by U.S. and/or foreign customers could reduce our revenues.

    In fiscal 2020, approximately 66% of the net sales of our Electronic Technologies Group were derived from the sale of defense, commercial and defense satellite and spacecraft components, and homeland security products.  A decline in defense, space or homeland security

Index
budgets or additional restrictions imposed by the U.S. government on sales of products or services to foreign military agencies could lower sales of our products and services.

We are subject to risks arising from the COVID-19 global pandemic (the "Pandemic").

Our results of operations in fiscal 2020 were significantly affected by the Pandemic. A pandemic or other public health epidemic, poses the risk that we or our employees, customers, suppliers, manufacturers and other commercial partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns requested or mandated by governmental authorities.

With respect to our results of operations, approximately 59% of our net sales in fiscal 2020 were derived from defense, space and other industrial markets including electronics, medical and telecommunications. Although demand for these products was slightly moderated in fiscal 2020, our overall results from this portion of our business were not materially impacted by the Pandemic. However, we experienced, and expect to continue experiencing, periodic operational disruptions resulting from supply chain disturbances, staffing challenges - including at some of our customers, temporary facility closures, transportation interruptions and other conditions which slow production and orders, or increase costs.

The remaining portion of our net sales is derived from commercial aviation products and services. Actions by U.S. federal, state and foreign governments to address the Pandemic, including lockdowns, quarantines, border controls, travel restrictions and business venue closures, as well as changes in the propensity for the general public to travel by air, have had and are expected to continue to have, a significant adverse effect on the commercial aircraft markets and the demand for certain products and services HEICO provides. Furthermore, payment deferrals or defaults or bankruptcy of our customers has and may continue to adversely affect our business, and may lead to additional charges, impairments and other adverse financial impacts.

The extent to which the Pandemic may have a material adverse effect on our future business, financial condition and results of operations will depend on many factors that are not within HEICO’s control, including but not limited to the duration, spread and severity of the Pandemic, government responses and other actions to mitigate the spread of and to treat the Pandemic, and when and to what extent normal business, economic and social activity and conditions resume.

Regulatory and Legal Risks

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

Index
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

    We file income tax returns in the U.S. federal jurisdiction, multiple state jurisdictions and certain jurisdictions outside the U.S.  In fiscal 2020, our effective tax rate was 7.9%.  Our future effective tax rate may be adversely affected by a number of factors, including the following:

•Changes in statutory tax rates in any of the various jurisdictions where we file tax returns;
•Changes in available tax credits or tax deductions;
•Changes in tax laws or the interpretation of such tax laws including interpretations, amendments and technical corrections of the recently enacted Tax Cuts and Jobs Act;
•Changes to the accounting for income taxes in accordance with generally accepted accounting principles;
•The amount of net income attributable to noncontrolling interests in our subsidiaries structured as partnerships;
•Changes in the mix of earnings in jurisdictions with differing statutory tax rates;
•Adjustments to estimated taxes upon finalization of various tax returns;
•Resolution of issues arising from tax audits with various tax authorities; and

Index
•The reversal of any previously experienced tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Corporation Leadership Compensation Plan, a nonqualified deferred compensation plan.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

    None.

Index
Item 2.    PROPERTIES

    We own or lease a number of facilities, which are utilized by our Flight Support Group (“FSG”), Electronic Technologies Group (“ETG”) and corporate offices.  As of October 31, 2020, all of the facilities listed below were in good operating condition, well maintained and in regular use.  We believe that our existing facilities are sufficient to meet our operational needs for the foreseeable future.  Summary information on the facilities utilized within the FSG, ETG and our corporate offices to support their principal operating activities is as follows:

Flight Support Group

	Square Footage
Location	Leased	Owned	Description
United States facilities (12 states)	828,000	218,000	Manufacturing, engineering and distribution facilities, and corporate headquarters
United States facilities (7 states)	216,000	127,000	Repair and overhaul facilities
International facilities (10 countries) - China, France, Germany, India, Laos, Netherlands, Singapore, Thailand, United Arab Emirates and United Kingdom	122,000	173,000	Manufacturing, engineering and distribution facilities, and sales offices

Electronic Technologies Group

	Square Footage
Location	Leased	Owned	Description
United States facilities (16 states)	791,000	414,000	Manufacturing and engineering facilities
International facilities (4 countries) - Canada, France, South Korea and United Kingdom	98,000	70,000	Manufacturing and engineering facilities

Corporate

	Square Footage
Location	Leased	Owned (1)	Description
United States facilities (1 state)	—	7,000	Administrative offices

(1)Represents the square footage of our corporate offices in Miami, Florida.  The square footage of our corporate headquarters in Hollywood, Florida is included within Square Footage-Owned of the caption “United States facilities (12 states)” under Flight Support Group.

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

    As of December 22, 2020, there were 300 holders of record of our Common Stock and 296 holders of record of our Class A Common Stock.

Performance Graphs

    The following graph and table compare the total return on $100 invested in HEICO Common Stock and HEICO Class A Common Stock with the total return on $100 invested in the NYSE Composite Index and the Dow Jones U.S. Aerospace Index for the five-year period from October 31, 2015 through October 31, 2020.  The NYSE Composite Index measures the performance of all common stocks listed on the NYSE.  The Dow Jones U.S. Aerospace Index is comprised of large companies which make aircraft, major weapons, radar and other defense equipment and systems as well as providers of satellites and spacecraft used for defense purposes.  The total returns include the reinvestment of cash dividends.

Index

Comparison of Five-Year Cumulative Total Return
Dollars
$520
$480
$440
$400
$360
$320
$280
$240
$200
$160
$120
$80
2015
2016
2017
2018
2019
2020
HEICO Common Stock
HEICO Class A Common Stock
NYSE Composite Index
Dow Jones U.S. Aerospace Index

	Cumulative Total Return as of October 31,
	2015	2016	2017	2018	2019	2020
HEICO Common Stock	$100.00	$134.31	$225.84	$326.76	$481.43	$410.65
HEICO Class A Common Stock	100.00	137.82	219.06	300.42	430.11	422.90
NYSE Composite Index	100.00	100.20	117.97	116.70	125.91	118.82
Dow Jones U.S. Aerospace Index	100.00	106.29	158.89	190.92	210.83	126.38

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

Index

Comparison of Thirty-Year Cumulative Total Return
$50,000
$40,000
$30,000
$20,000
$10,000
$0
Dollars
'90 '91 '92 '93 '94 '95 '96 '97 '98 '99 '00 '01 '02 '03 '04 '05 '06 '07 '08 '09 '10 '11 '12 '13 '14 '15 '16 '17 '18 '19 '20
HEICO Common Stock
NYSE Composite Index
Dow Jones U.S. Aerospace Index

	Cumulative Total Return as of October 31,
	1990	1991	1992	1993	1994
HEICO Common Stock	$100.00	$141.49	$158.35	$173.88	$123.41
NYSE Composite Index	100.00	130.31	138.76	156.09	155.68
Dow Jones U.S. Aerospace Index	100.00	130.67	122.00	158.36	176.11

	1995	1996	1997	1998	1999
HEICO Common Stock	$263.25	$430.02	$1,008.31	$1,448.99	$1,051.61
NYSE Composite Index	186.32	225.37	289.55	326.98	376.40
Dow Jones U.S. Aerospace Index	252.00	341.65	376.36	378.66	295.99

	2000	2001	2002	2003	2004
HEICO Common Stock	$809.50	$1,045.86	$670.39	$809.50	$1,366.57
NYSE Composite Index	400.81	328.78	284.59	400.81	380.91
Dow Jones U.S. Aerospace Index	418.32	333.32	343.88	418.32	478.49

	2005	2006	2007	2008	2009
HEICO Common Stock	$1,674.40	$2,846.48	$4,208.54	$2,872.01	$4,208.54
NYSE Composite Index	423.05	499.42	586.87	344.96	586.87
Dow Jones U.S. Aerospace Index	579.77	757.97	1,000.84	602.66	1,000.84

	2010	2011	2012	2013	2014
HEICO Common Stock	$4,722.20	$6,557.88	$5,900.20	$10,457.14	$11,416.51
NYSE Composite Index	427.61	430.46	467.91	569.69	617.23
Dow Jones U.S. Aerospace Index	926.75	995.11	1,070.15	1,645.24	1,687.41

Index

	Cumulative Total Return as of October 31,
	2015	2016	2017	2018	2019
HEICO Common Stock	$10,776.88	$14,652.37	$23,994.03	$33,876.95	$49,277.28
NYSE Composite Index	595.37	596.57	702.38	694.81	749.66
Dow Jones U.S. Aerospace Index	1,766.94	1,878.10	2,807.42	3,373.52	3,725.15

2020
HEICO Common Stock	$44,877.75
NYSE Composite Index	707.40
Dow Jones U.S. Aerospace Index	2,233.00

Issuer Purchases of Equity Securities

    There were no issuer purchases of our equity securities during the fourth quarter of fiscal 2020.

Recent Sales of Unregistered Securities

    There were no unregistered sales of our equity securities during fiscal 2020.

Dividend Policy

    We have historically paid semi-annual cash dividends on both our Class A Common Stock and Common Stock. In July 2020, we paid our 84th consecutive semi-annual cash dividend since 1979 of $.08 per share. Additionally, our 83rd consecutive semi-annual cash dividend paid in January 2020 represented a 14% increase over the $.07 per share semi-annual cash dividend paid in July 2019. In December 2020, our Board of Directors declared a regular semi-annual cash dividend of $.08 per share payable in January 2021.

Our Board of Directors will continue to review our dividend policy and will regularly evaluate whether dividends should be paid in cash or stock, as well as what amounts should be paid. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants under our revolving credit facility.

Index
Item 6.    SELECTED FINANCIAL DATA

	Year ended October 31, (1)
	2020		2019		2018		2017		2016
	(in thousands, except per share data)
Operating Data:
Net sales	$1,787,009		$2,055,647		$1,777,721		$1,524,813		$1,376,258
Gross profit	682,127		813,840		690,715		574,725		515,492
Selling, general and administrative expenses	305,479		356,743		314,470		268,067		250,147
Operating income	376,648		457,097		376,245		306,658		265,345
Interest expense	(13,159)		(21,695)		(19,901)		(9,790)		(8,272)
Other income (expense)	1,366		2,439		(58)		1,092		(23)
Net income attributable to HEICO	313,984	(2)	327,896	(3)	259,233	(4)(5)	185,985	(6)	156,192

Weighted average number of common shares outstanding:
Basic	134,754		133,640		132,543		131,703		130,948
Diluted	137,302		137,350		136,696		135,588		133,145

Per Share Data:
Net income per share attributable to HEICO shareholders:
Basic	$2.33	(2)	$2.45	(3)	$1.96	(4)(5)	$1.41	(6)	$1.19
Diluted	2.29	(2)	2.39	(3)	1.90	(4)(5)	1.37	(6)	1.17
Cash dividends per share	.160		.140		.116		.097		.082

Balance Sheet Data (as of October 31):
Cash and cash equivalents	$406,852		$57,001		$59,599		$52,066		$42,955
Total assets	3,547,711		2,969,211		2,653,396		2,512,431		1,998,412
Total debt (including current portion)	739,831		561,955		532,470		673,979		458,225
Redeemable noncontrolling interests	221,208		188,264		132,046		131,123		99,512
Total shareholders’ equity	2,010,607		1,694,660		1,503,008		1,248,292		1,047,705
__________________

(1)Results include the results of acquisitions from each respective effective date.  See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for more information.

(2)During fiscal 2020, the Company recognized a $48.3 million discrete tax benefit from stock option exercises, which, net of noncontrolling interests, increased net income attributable to HEICO by $47.0 million, or $.35 per basic share and $.34 per diluted share.

(3)During fiscal 2019, the Company recognized a $16.5 million discrete tax benefit from stock option exercises, which, net of noncontrolling interests, increased net income attributable to HEICO by $15.0 million, or $.11 per basic and diluted share.

Index
(4)During fiscal 2018, the United States ("U.S.") government enacted significant changes to existing tax law resulting in HEICO recording a discrete tax benefit from remeasuring its U.S. federal net deferred tax liabilities that was partially offset by a provisional discrete tax expense related to a one-time transition tax on the unremitted earnings of HEICO's foreign subsidiaries. The net impact of these amounts increased net income attributable to HEICO by $12.1 million, or $.09 per basic and diluted share. See Note 7, Income Taxes, of the Notes to Consolidated Financial Statements for more information.

(5)During fiscal 2018, the Company recognized a net benefit from stock option exercises that increased net income attributable to HEICO by $2.1 million, or $.02 per basic and diluted share.

(6)During fiscal 2017, the Company adopted Accounting Standards Update 2016-09, "Improvements to Employee Share-Based Payment Accounting," resulting in the recognition of a $3.1 million discrete income tax benefit and a 1,220,000 increase in HEICO's weighted average number of diluted common shares outstanding, which, net of noncontrolling interests, increased net income attributable to HEICO by $2.6 million, or $.02 per basic and $.01 per diluted share.

Index
Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    Our business is comprised of two operating segments, the Flight Support Group (“FSG”) and the Electronic Technologies Group (“ETG”).

    The FSG consists of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”), which is 80% owned, and HEICO Flight Support Corp., which is wholly owned, and their collective subsidiaries, which primarily:

•Designs, Manufactures, Repairs, Overhauls and Distributes Jet Engine and Aircraft Component Replacement Parts. The FSG designs and manufactures jet engine and aircraft component replacement parts, which are approved by the Federal Aviation Administration (“FAA”). In addition, the FSG repairs, overhauls and distributes jet engine and aircraft components, avionics and instruments for domestic and foreign commercial air carriers and aircraft repair companies as well as military and business aircraft operators. The FSG also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the United States ("U.S.") government. Additionally, the FSG is a leading supplier, distributor, and integrator of military aircraft parts and support services primarily to foreign military organizations allied with the U.S. and a leading manufacturer of advanced niche components and complex composite assemblies for commercial aviation, defense and space applications. Further, the FSG engineers, designs and manufactures thermal insulation blankets and parts as well as removable/reusable insulation systems for aerospace, defense, commercial and industrial applications; manufactures expanded foil mesh for lightning strike protection in fixed and rotary wing aircraft; distributes aviation electrical interconnect products and electromechanical parts; and overhauls industrial pumps, motors, and other hydraulic units with a focus on the support of legacy systems for the U.S. Navy.

    The ETG consists of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries, which primarily:

•Designs and Manufactures Electronic, Microwave and Electro-Optical Equipment, High-Speed Interface Products, High Voltage Interconnection Devices, EMI and RFI Shielding and Filters, High Voltage Advanced Power Electronics, Power Conversion Products, Underwater Locator Beacons, Microelectronic Memory Products, Self-Sealing Auxiliary Fuel Systems, Active Antenna Systems and TSCM Equipment.  The ETG collectively designs, manufactures and sells various types of electronic, data and microwave, and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, power conversion products, underwater locator beacons, emergency locator transmission beacons, flight deck annunciators, panels and indicators, electromagnetic and radio frequency interference shielding and filters, high power capacitor charging power supplies, amplifiers, traveling

Index
wave tube amplifiers, photodetectors, amplifier modules, microwave power modules, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies, high voltage power supplies, high voltage interconnection devices and wire, high voltage energy generators, high frequency power delivery systems, three-dimensional microelectronic and stacked memory products, harsh environment electronic connectors and other interconnect products, radio frequency ("RF") and microwave amplifiers, transmitters and receivers; RF sources, detectors and controllers, wireless cabin control systems, solid state power distribution and management systems, crashworthy and ballistically self-sealing auxiliary fuel systems, nuclear radiation detectors, communications and electronic intercept receivers and tuners, fuel level sensing systems, high-speed interface products that link devices, high performance active antenna systems for commercial aircraft, precision guided munitions, other defense applications and commercial uses; silicone material for a variety of demanding applications; precision power analog monolithic, hybrid and open frame components; high-reliability ceramic-to-metal feedthroughs and connectors, technical surveillance countermeasures (TSCM) equipment to detect devices used for espionage and information theft; and rugged small-form factor embedded computing solutions.

Our results of operations in fiscal 2020 were significantly affected by the COVID-19 global pandemic (the “Pandemic”). The effects of the Pandemic and related actions by governments around the world to mitigate its spread have impacted our employees, customers, suppliers and manufacturers. In response to the economic impact from the Pandemic, we implemented certain cost reduction efforts, including layoffs, temporary reduced work hours and temporary pay reductions within various departments of our business, including within our executive management team and our Board of Directors. Additionally, our response to the Pandemic included the implementation of varying health and safety measures at our facilities, including: supplying and requiring the use of personal protective equipment; staggering work shifts; body temperature taking; increasing work-from-home capabilities; consistent and ongoing cleaning of work spaces and high-touch areas; and establishing processes aligned with the Centers for Disease and Control guidelines to work with any individual exposed to COVID-19 on their necessary quarantine period and the process for the individual to return to work.

With respect to our results of operations, approximately 59% of our net sales in fiscal 2020 were derived from defense, space and other industrial markets including electronics, medical and telecommunications. Although demand for these products was slightly moderated in fiscal 2020, our overall results from this portion of our business were not materially impacted by the Pandemic. However, we experienced, and expect to continue experiencing, periodic operational disruptions resulting from supply chain disturbances, staffing challenges - including at some of our customers, temporary facility closures, transportation interruptions and other conditions which slow production and orders, or increase costs.

The remaining portion of our fiscal 2020 net sales was derived from commercial aviation products and services. The Pandemic has caused significant volatility and a substantial decline in value across global markets. Most notably, the commercial aerospace industry experienced an ongoing substantial decline in demand resulting from a significant number of aircraft in the

Index
global fleet being grounded during fiscal 2020. Our businesses that operate within the commercial aerospace industry were materially impacted by the significant decline in global commercial air travel that began in March 2020. Consolidated net sales for our businesses that operate within the commercial aerospace industry decreased by approximately 32% during fiscal 2020.

As we look ahead to fiscal 2021, the extent to which the Pandemic may have a material adverse effect on our future business, financial condition and results of operations will depend on many factors that are not within HEICO’s control, including but not limited to the duration, spread and severity of the Pandemic, government responses and other actions to mitigate the spread of and to treat the Pandemic, and when and to what extent normal business, economic and social activity and conditions resume. However, we are cautiously optimistic that the recent vaccine progress may generate increased commercial air travel and result in a gradual recovery in demand for our commercial aerospace parts and services commencing in fiscal 2021.

Additionally, our results of operations in fiscal 2020 have been affected by recent acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.

Presentation of Results of Operations and Liquidity and Capital Resources

    The following discussion and analysis of our Results of Operations and Liquidity and Capital Resources includes a comparison of fiscal 2020 to fiscal 2019. A similar discussion and analysis that compares fiscal 2019 to fiscal 2018 may be found in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Form 10-K for the fiscal year ended October 31, 2019.

Index
Results of Operations

    The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Consolidated Statements of Operations (in thousands):

	Year ended October 31,
	2020	2019
Net sales	$1,787,009	$2,055,647
Cost of sales	1,104,882	1,241,807
Selling, general and administrative expenses	305,479	356,743
Total operating costs and expenses	1,410,361	1,598,550
Operating income	$376,648	$457,097

Net sales by segment:
Flight Support Group	$924,812	$1,240,183
Electronic Technologies Group	874,987	834,522
Intersegment sales	(12,790)	(19,058)
	$1,787,009	$2,055,647

Operating income by segment:
Flight Support Group	$143,051	$242,029
Electronic Technologies Group	258,814	245,743
Other, primarily corporate	(25,217)	(30,675)
	$376,648	$457,097

Net sales	100.0%	100.0%
Gross profit	38.2%	39.6%
Selling, general and administrative expenses	17.1%	17.4%
Operating income	21.1%	22.2%
Interest expense	.7%	1.1%
Other income	.1%	.1%
Income tax expense	1.6%	3.8%
Net income attributable to noncontrolling interests	1.2%	1.5%
Net income attributable to HEICO	17.6%	16.0%

Index
Comparison of Fiscal 2020 to Fiscal 2019

Net Sales

    Our consolidated net sales in fiscal 2020 decreased by 13% to $1,787.0 million, as compared to net sales of $2,055.6 million in fiscal 2019. The decrease in consolidated net sales principally reflects a decrease of $315.4 million (a 25% decrease) to $924.8 million in net sales within the FSG partially offset by an increase of $40.5 million (a 5% increase) to a record $875.0 million in net sales within the ETG. The net sales decrease in the FSG is principally organic and reflects lower demand for the majority of our products and services resulting from the significant decline in global commercial air travel beginning in March 2020 due to the Pandemic. As a result, organic net sales of our aftermarket replacement parts, repair and overhaul parts and services, and specialty products product lines decreased by $154.0 million, $106.2 million, and $58.8 million, respectively. The net sales increase in the ETG principally reflects $52.8 million contributed by our fiscal 2020 and 2019 acquisitions and higher demand for our defense products resulting in an organic net sales increase of $13.6 million partially offset by lower demand for our commercial aerospace and medical products resulting in organic net sales decreases of $12.9 million and $5.6 million, respectively, largely attributable to the Pandemic. Sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the fiscal 2020.

    Our net sales in fiscal 2020 and 2019 by market consisted of approximately 41% and 52% from the commercial aviation industry, respectively, 44% and 35% from the defense and space industries, respectively, and 15% and 13% from other industrial markets including electronics, medical and telecommunications, respectively.

Gross Profit and Operating Expenses

    Our consolidated gross profit margin was 38.2% in fiscal 2020 as compared to 39.6% in 2019, principally reflecting a decrease of 3.6% and 1.3% in the FSG's and ETG's gross profit margin, respectively. The decrease in the FSG's gross profit margin principally reflects a 2.1% impact, or an incremental increase of $18.1 million, from an increase in inventory obsolescence expense mainly resulting from the announced retirement of certain aircraft types and engine platforms by our commercial aerospace customers due to the Pandemic's financial impact. Additionally, the FSG's lower gross profit margin reflects the impact from lower net sales within our repair and overhaul parts and services and aftermarket replacement parts product lines. The decrease in the ETG's gross profit margin principally reflects a decrease in net sales and a less favorable product mix of certain commercial aerospace and medical products, partially offset by increased net sales of certain defense products. Total new product research and development ("R&D") expenses included within our consolidated cost of sales were $65.6 million and $66.6 million in fiscal 2020 and 2019, respectively.
    Our consolidated selling, general and administrative ("SG&A") expenses decreased by 14% to $305.5 million in fiscal 2020, as compared to $356.7 million in fiscal 2019. The decrease in consolidated SG&A expenses reflects a $36.5 million decrease in performance-based

Index
compensation expense, a $20.7 million reduction in other general and administrative expenses and a $16.5 million reduction in other selling expenses including outside sales commissions, marketing and travel. These decreases were partially offset by $13.4 million attributable to the fiscal 2019 and 2020 acquisitions and a $9.1 million increase in bad debt expense principally due to potential collection difficulties from certain commercial aviation customers that filed for bankruptcy protection during fiscal 2020 as a result of the Pandemic's financial impact.

    Our consolidated SG&A expenses as a percentage of net sales decreased to 17.1% in fiscal 2020, down from 17.4% in fiscal 2019. The decrease in consolidated SG&A expenses as a percentage of net sales is due to a 1.6% impact from lower performance-based compensation expense and a .2% decrease in other selling expenses, partially offset by a 1.0% impact from higher other general and administrative expenses as a percentage of net sales and a .5% increase in bad debt expense principally due to potential collection difficulties from certain commercial aviation customers that filed for bankruptcy protection during fiscal 2020 as a result of the Pandemic's financial impact.

Operating Income

    Our consolidated operating income decreased by 18% to $376.6 million in fiscal 2020, as compared to $457.1 million in fiscal 2019. The decrease in consolidated operating income principally reflects a $99.0 million decrease (a 41% decrease) to $143.1 million in operating income of the FSG partially offset by a $13.1 million increase (a 5% increase) to a record $258.8 million in operating income of the ETG. The decrease in operating income of the FSG principally reflects the previously mentioned decrease in net sales, lower gross profit margin and a $9.3 million increase in bad debt expense principally due to potential collection difficulties from certain commercial aviation customers that filed for bankruptcy protection during fiscal 2020 as a result of the Pandemic's financial impact, partially offset by a $26.1 million decrease in performance-based compensation expense. The increase in operating income of the ETG principally reflects the previously mentioned net sales growth, a $5.4 million decrease in performance-based compensation expense and a $2.5 million decrease in acquisition-related expenses, partially offset by the previously mentioned decrease in gross profit margin. Further, the decrease in consolidated operating income was partially offset by $5.4 million of lower corporate expenses mainly attributable to a decrease in performance-based compensation expense.

    Our consolidated operating income as a percentage of net sales was 21.1% in fiscal 2020, as compared to 22.2% in fiscal 2019. The decrease principally reflects a decrease in the FSG’s operating income as a percentage of net sales to 15.5% in fiscal 2020, as compared to 19.5% in fiscal 2019. The decrease in the FSG’s operating income as a percentage of net sales reflects the previously mentioned lower gross profit margin and a .5% increase in SG&A expenses as a percentage of net sales mainly from the previously mentioned higher bad debt expense and fixed cost efficiencies lost resulting from the Pandemic's impact, partially offset by the previously mentioned lower performance-based compensation expense. The ETG's operating income as a percentage of net sales increased to 29.6% in fiscal 2020, up from 29.4% in fiscal 2019.

Index
Interest Expense

    Interest expense decreased to $13.2 million in fiscal 2020, down from $21.7 million in fiscal 2019. The decrease was principally due to a lower weighted average interest rate on borrowings outstanding under our revolving credit facility.

Other Income

    Other income in fiscal 2020 and 2019 was not material.

Income Tax Expense

    Our effective tax rate in fiscal 2020 was 7.9%, as compared to 17.8% in fiscal 2019. The decrease in our effective tax rate in fiscal 2020 is mainly attributable to a $31.8 million larger tax benefit recognized in fiscal 2020 from stock option exercises compared to fiscal 2019 as a result of more stock options exercised and the strong appreciation in HEICO's stock price during the optionees' holding periods.

Net Income Attributable to Noncontrolling Interests
    Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG ("LHT") in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $21.9 million in fiscal 2020, as compared to $31.8 million in fiscal 2019. The decrease in net income attributable to noncontrolling interests in fiscal 2020 principally reflects a decrease in operating results of certain subsidiaries of the FSG in which noncontrolling interests are held as well as the impact of a dividend paid by HEICO Aerospace in June 2019 that effectively resulted in the transfer of the 20% noncontrolling interest held by LHT in eight of our existing subsidiaries within HEICO Aerospace that are principally part of the FSG's repair and overhaul parts and services product line to HEICO Flight Support Corp., a wholly owned subsidiary of HEICO.

Net Income Attributable to HEICO

Net income attributable to HEICO was $314.0 million, or $2.29 per diluted share, in fiscal 2020 as compared to $327.9 million, or $2.39 per diluted share, in fiscal 2019, principally reflecting the previously mentioned lower operating income of the FSG, partially offset by lower income tax expense, less net income attributable to noncontrolling interests and lower interest expense.

Index
Outlook

As we look ahead to fiscal 2021, the Pandemic will likely continue to negatively impact the commercial aerospace industry and HEICO. Given this uncertainty, HEICO cannot provide fiscal 2021 net sales and earnings guidance at this time. However, we believe our ongoing fiscal conservative policies, healthy balance sheet, and increased liquidity will permit us to invest in new research and development and gain market share as the industry recovers. In addition, our time-tested strategy of maintaining low debt and acquiring and operating high cash generating businesses across a diverse base of industries beyond commercial aerospace, such as defense, space and other high-end markets including electronics and medical, puts us in a good financial position to weather this uncertain economic period. Further, we are cautiously optimistic that the recent vaccine progress may generate increased commercial air travel and result in a gradual recovery in demand for our commercial aerospace parts and services commencing in fiscal 2021.

Inflation

    We have generally experienced increases in our costs of labor, materials and services consistent with overall rates of inflation.  The impact of such increases on net income attributable to HEICO has been generally minimized by efforts to lower costs through manufacturing efficiencies and cost reductions.

Liquidity and Capital Resources

    The following table summarizes our capitalization (in thousands):

	As of October 31,
	2020	2019
Cash and cash equivalents	$406,852	$57,001
Total debt (including current portion)	739,831	561,955
Shareholders’ equity	2,010,607	1,694,660
Total capitalization (debt plus equity)	2,750,438	2,256,615
Total debt to total capitalization	27%	25%

    Our principal uses of cash include acquisitions, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. Capital expenditures in fiscal 2021 are anticipated to approximate $40 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility.

    As of December 22, 2020, we had approximately $755 million of unused committed availability under the terms of our revolving credit facility. Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund our cash requirements for at least the next twelve months.

Index
Operating Activities

Net cash provided by operating activities was $409.1 million in fiscal 2020 and consisted primarily of net income from consolidated operations of $335.9 million, depreciation and amortization expense of $88.6 million (a non-cash item), net changes in other long-term liabilities and assets related to the HEICO Leadership Compensation Plan (“LCP”) of $14.8 million (principally participant deferrals and employer contributions), $10.1 million in share-based compensation expense (a non-cash item), and $9.6 million in employer contributions to the HEICO Savings and Investment Plan (a non-cash item), partially offset by a $48.5 million increase in working capital. The increase in working capital is inclusive of a $68.2 million decrease in accrued expenses and other current liabilities and trade accounts payable mainly reflecting lower accrued performance-based compensation as well as the timing of payments; a $28.3 million increase in inventories as a result of certain inventory purchase commitments based on pre-Pandemic net sales expectations and to support the backlog of certain of our businesses; and a $16.4 million increase in contract assets, partially offset by a $71.5 million decrease in accounts receivable resulting from lower net sales and strong cash collections. Net cash provided by operating activities decreased by $28.3 million in fiscal 2020 from $437.4 million in fiscal 2019. The decrease is principally attributable to a $23.9 million decrease in net income from consolidated operations and a $16.3 million increase in net working capital partially offset by a $5.1 million increase in depreciation and amortization expense (a non-cash item).

Net cash provided by operating activities was $437.4 million in fiscal 2019 and consisted primarily of net income from consolidated operations of $359.7 million, depreciation and amortization expense of $83.5 million (a non-cash item), net changes in other long-term liabilities and assets related to the HEICO LCP of $12.9 million (principally participant deferrals and employer contributions) and $10.3 million in share-based compensation expense (a non-cash item), partially offset by a $32.3 million increase in working capital.

Investing Activities

Net cash used in investing activities totaled $199.0 million in fiscal 2020 and related primarily to acquisitions of $163.9 million (net of cash acquired), capital expenditures of $22.9 million and investments related to the HEICO LCP of $15.9 million. Further details on acquisitions may be found in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.

Net cash used in investing activities totaled $280.6 million in fiscal 2019 and related primarily to acquisitions of $240.8 million (net of cash acquired), capital expenditures of $28.9 million and investments related to the HEICO LCP of $13.7 million. Further details on acquisitions may be found in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.

Index
Financing Activities

Net cash provided by financing activities in fiscal 2020 totaled $137.7 million. During fiscal 2020, we borrowed $200.0 million under our revolving credit facility to provide a cushion of liquidity during this period of economic uncertainty resulting from the Pandemic and $45.0 million to fund our fiscal 2020 acquisitions. We also received $14.3 million in capital contributions from the noncontrolling interest holders of a subsidiary of HEICO Electronic representing their share of the purchase price for a 25% interest in two acquisitions made by a subsidiary of HEICO Electronic in August 2020. (See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for further details). Additionally, we made $68.0 million in payments on our revolving credit facility, paid $21.6 million in cash dividends on our common stock, made $17.9 million of distributions to noncontrolling interests, redeemed common stock related to stock option exercises aggregating $12.1 million, paid $7.5 million to acquire certain noncontrolling interests and received $7.0 million in proceeds from stock option exercises.

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

On December 11, 2020, we entered into an amendment to extend the maturity date of the Credit Facility by one year to November 2023 and to increase the capacity by $200 million to $1.5 billion. The Credit Facility continues to include a feature that will allow us to increase the capacity by $350 million to become a $1.85 billion facility through increased commitments from existing lenders or the addition of new lenders and can be extended for an additional one-year period.

    Borrowings under the Credit Facility accrue interest at our election of the Base Rate or the Eurocurrency Rate, plus in each case, the Applicable Rate (based on our Total Leverage Ratio). The Base Rate for any day is a fluctuating rate per annum equal to the highest of (i) the Prime Rate; (ii) the Federal Funds Rate plus .50%; and (iii) the Eurocurrency Rate for an Interest Period of one month plus 100 basis points. The Eurocurrency Rate is the rate per annum obtained by dividing LIBOR for the applicable Interest Period by a percentage equal to 1.00

Index
minus the daily average Eurocurrency Reserve Rate for such Interest Period, as such capitalized terms are defined in the Credit Facility. The Applicable Rate for Eurocurrency Rate Loans ranges from 1.00% to 2.00%. The Applicable Rate for Base Rate Loans ranges from 0% to 1.00%. A fee is charged on the amount of the unused commitment ranging from .125% to .30% (depending on our Total Leverage Ratio). The Credit Facility also includes $100 million sublimits for borrowings made in foreign currencies and for swingline borrowings, and a $50 million sublimit for letters of credit. Outstanding principal, accrued and unpaid interest and other amounts payable under the Credit Facility may be accelerated upon an event of default, as such events are described in the Credit Facility. The Credit Facility is unsecured and contains covenants that require, among other things, the maintenance of a Total Leverage Ratio and an Interest Coverage Ratio, as such capitalized terms are defined in the Credit Facility. We were in compliance with all financial and nonfinancial covenants of the Credit Facility as of October 31, 2020.

Contractual Obligations

    The following table summarizes our contractual obligations as of October 31, 2020
(in thousands):

		Payments due by fiscal period
	Total	2021	2022 - 2023	2024 - 2025	Thereafter
Long-term debt obligations (1)	$730,264	$11	$98	$730,110	$45
Estimated interest payments (1)	28,395	9,422	18,844	129	—
Finance lease obligations (2)	12,144	1,436	2,527	1,964	6,217
Operating lease obligations (3)	70,778	16,549	24,392	9,832	20,005
Purchase obligations (4) (5) (6)	46,164	3,631	22,366	20,167	—
Other long-term liabilities (7)	14,209	2,582	8,869	1,719	1,039
Total contractual obligations	$901,954	$33,631	$77,096	$763,921	$27,306
__________________

(1)Estimated interest payments assumes the $730.0 million outstanding balance under our revolving credit facility and related interest rate of 1.3% as of October 31, 2020, will remain constant through the credit facility's maturity date in fiscal 2024. Actual interest payments may vary significantly based on future borrowings, repayments and interest rate fluctuations. As discussed in "Liquidity and Capital Resources," we entered into an amendment to extend the maturity date of our revolving credit facility by one year to November 2023, which is reflected in the table. See Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements and "Liquidity and Capital Resources," above for additional information regarding our long-term debt obligations.

(2)Inclusive of $2.6 million of imputed interest.  See Note 9, Leases, of the Notes to Consolidated Financial Statements for additional information regarding our finance lease obligations.

(3)See Note 9, Leases, of the Notes to Consolidated Financial Statements for additional information regarding our operating lease obligations.

(4)Includes contingent consideration aggregating $42.0 million related to a fiscal 2017 acquisition and certain fiscal 2020 acquisitions. See Note 8, Fair Value Measurements, of the Notes to Consolidated Financial Statements for additional information.

Index
(5)Also includes an aggregate $1.4 million of commitments principally for capital expenditures and inventory. All purchase obligations of inventory and supplies in the ordinary course of business (i.e., with deliveries scheduled within the next year) are excluded from the table.

(6)The holders of equity interests in certain of our subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing us to purchase their equity interests through fiscal 2030.  The Put Rights provide that cash consideration be paid for their equity interests (the “Redemption Amount”). As of October 31, 2020, management’s estimate of the aggregate Redemption Amount of all Put Rights that we could be required to pay is approximately $221.2 million, which is reflected within redeemable noncontrolling interests in our Consolidated Balance Sheet. Of this amount, $2.3 million is included in the table as payable in fiscal 2021 pursuant to the past exercise of such Put Rights by the noncontrolling interest holder of one of our subsidiaries. See Note 13, Redeemable Noncontrolling Interests, of the Notes to Consolidated Financial Statements for further information.

(7)Includes $7.2 million of deferred payroll taxes related to the provisions of the Coronavirus Aid, Relief and Economic Security Act, which allows the Company to defer its portion of certain calendar year 2020 payroll taxes until fiscal 2022 and 2023. Also includes $3.5 million related to a one-time transition tax on the unremitted earnings of the Company's foreign subsidiaries which will be paid over a remaining six-year period as permitted by the Tax Cuts and Jobs Act. The amounts in the table do not include liabilities related to the HEICO LCP as they are fully supported by assets held within irrevocable trusts. See Note 3, Selected Financial Statement Information - Other Long-Term Assets and Liabilities, of the Notes to Consolidated Financial Statements for further information about this deferred compensation plan.

Off-Balance Sheet Arrangements

Guarantees

    As of October 31, 2020, we have arranged for standby letters of credit aggregating $14.6 million, which are supported by our revolving credit facility and principally pertain to performance guarantees related to customer contracts entered into by certain of our subsidiaries as well as payment guarantees related to potential workers' compensation claims and a facility lease.

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

Revenue Recognition

During fiscal 2019, we adopted Accounting Standard Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" ("ASC 606"). Pursuant to ASC 606, HEICO

Index
recognizes revenue when it transfers control of a promised good or service to a customer in an amount that reflects the consideration it expects to receive in exchange for the good or service. Our performance obligations are satisfied and control is transferred either at a point-in-time or over-time. The majority of our revenue is recognized at a point-in-time when control is transferred, which is generally evidenced by the shipment or delivery of the product to the customer, a transfer of title, a transfer of the significant risks and rewards of ownership, and customer acceptance. For certain contracts under which we produce products with no alternative use and for which we have an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date and for certain other contracts under which we create or enhance a customer-owned asset while performing repair and overhaul services, control is transferred to the customer over-time. HEICO recognizes revenue using an over-time recognition model for these types of contracts.

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

Index
that a significant reversal of revenue recognized will not occur when the uncertainty is resolved. We estimate variable consideration by applying the most likely amount method when there are a limited number of outcomes related to the resolution of the variable consideration.

    Changes in estimates that result in adjustments to net sales and cost of sales are recognized as necessary in the period they become known on a cumulative catch-up basis. Changes in estimates did not have a material effect on net income from consolidated operations in fiscal 2020, 2019 and 2018.

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

    As part of the agreement to acquire certain subsidiaries, we may be obligated to pay contingent consideration should the acquired entity meet certain earnings objectives subsequent to the date of acquisition. As of the acquisition date, contingent consideration is recorded at fair value as determined through the use of a probability-based scenario analysis approach. Under this method, a set of discrete potential future subsidiary earnings is determined using internal estimates based on various revenue growth rate assumptions for each scenario. A probability of likelihood is then assigned to each discrete potential future earnings estimate and the resultant contingent consideration is calculated and discounted using a weighted average discount rate

Index
reflecting the credit risk of HEICO. Subsequent to the acquisition date, the fair value of such contingent consideration is measured each reporting period and any changes are recorded to SG&A expenses within our Consolidated Statements of Operations. Changes in either the revenue growth rates, related earnings or the discount rate could result in a material change to the amount of contingent consideration accrued. As of October 31, 2020, 2019 and 2018, $42.0 million, $18.3 million and $20.9 million of contingent consideration was accrued within our Consolidated Balance Sheets, respectively. During fiscal 2020, 2019 and 2018, such fair value measurement adjustments resulted in net increases (decreases) to SG&A expenses of $.5 million, $2.6 million and ($1.4) million, respectively. For further information regarding our contingent consideration arrangements, see Note 8, Fair Value Measurements, of the Notes to Consolidated Financial Statements.

Valuation of Goodwill and Other Intangible Assets

    We test goodwill for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable.  In evaluating the recoverability of goodwill, we compare the fair value of each of our reporting units to its carrying value to determine potential impairment.  If the carrying value of a reporting unit exceeds its fair value, the implied fair value of that reporting unit’s goodwill is to be calculated and an impairment loss is recognized in the amount by which the carrying value of the reporting unit’s goodwill exceeds its implied fair value, if any.  The fair values of our reporting units were determined using a weighted average of a market approach and an income approach.  Under the market approach, fair values are estimated using published market multiples for comparable companies. We calculate fair values under the income approach by taking estimated future cash flows that are based on internal projections and other assumptions deemed reasonable by management and discounting them using an estimated weighted average cost of capital.  Based on the annual goodwill impairment test as of October 31, 2020, 2019 and 2018, we determined there was no impairment of our goodwill.  The fair value of each of our reporting units as of October 31, 2020 significantly exceeded its carrying value.

    We test each non-amortizing intangible asset (principally trade names) for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. To derive the fair value of our trade names, we utilize an income approach, which relies upon management's assumptions of royalty rates, projected revenues and discount rates.  We also test each amortizing intangible asset for impairment if events or circumstances indicate that the asset might be impaired.  The test consists of determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.  If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.  The determination of fair value requires us to make a number of estimates, assumptions and judgments of underlying factors such as projected revenues and related earnings as well as discount rates. Based on the intangible asset impairment tests conducted, we did not recognize any impairment losses in fiscal 2020, 2019 and 2018.

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

Forward-Looking Statements

    Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature may be forward-looking and the words “anticipate,” “believe,” “expect,” “estimate” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to risks, uncertainties and contingencies. We have based these forward-looking statements on our current expectations and projections about future events. All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed in or implied by those forward-looking statements. Factors that could cause such differences include:

•The severity, magnitude and duration of the Pandemic;

•Our liquidity and the amount and timing of cash generation;

•Lower commercial air travel caused by the Pandemic and its aftermath, airline fleet changes or airline purchasing decisions, which could cause lower demand for our goods and services;

•Product specification costs and requirements, which could cause an increase to our costs to complete contracts;

•Governmental and regulatory demands, export policies and restrictions, reductions in defense, space or homeland security spending by U.S. and/or foreign customers or competition from existing and new competitors, which could reduce our sales;

•Our ability to introduce new products and services at profitable pricing levels, which could reduce our sales or sales growth;

•Product development or manufacturing difficulties, which could increase our product development and manufacturing costs and delay sales;

Index
•Our ability to make acquisitions and achieve operating synergies from acquired businesses; customer credit risk; interest, foreign currency exchange and income tax rates; economic conditions within and outside of the aviation, defense, space, medical, telecommunications and electronics industries, which could negatively impact our costs and revenues; and

•Defense spending or budget cuts, which could reduce our defense-related revenue.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

    We have exposure to interest rate risk, mainly related to our revolving credit facility, which has variable interest rates.  Interest rate risk associated with our variable rate debt is the potential increase in interest expense from an increase in interest rates.  Based on our aggregate outstanding variable rate debt balance of $730.0 million as of October 31, 2020, a hypothetical 10% increase in interest rates would not have a material effect on our results of operations, financial position or cash flows. We also maintain a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less.  These financial instruments are subject to interest rate risk and will decline in value if interest rates increase.  Due to the short duration of these financial instruments, a hypothetical 10% increase in interest rates as of October 31, 2020 would not have a material effect on our results of operations, financial position or cash flows.

Foreign Currency Risk

    We have several foreign subsidiaries that utilize a functional currency other than the U.S. dollar, or principally the Euro. Accordingly, changes in exchange rates between such foreign currencies and the U.S. dollar will affect the translation of the financial results of our foreign subsidiaries into the U.S. dollar for purposes of reporting our consolidated financial results. A hypothetical 10% weakening in the exchange rate of the Euro to the U.S. dollar as of October 31, 2020 would not have a material effect on our results of operations, financial position or cash flows.

Index
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEICO CORPORATION AND SUBSIDIARIES

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HEICO Corporation
Hollywood, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HEICO Corporation and subsidiaries (the "Company") as of October 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended October 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 23, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Inventories, net - Refer to Notes 1 and 3 to the Financial Statements

Critical Audit Matter Description

Inventory is stated at the lower of cost or net realizable value. The Company periodically evaluates the carrying value of inventory, which requires management to make significant estimates and assumptions related to sales patterns and expected future demand in order to estimate the amount necessary to write down any slow moving or obsolete inventory. Changes in the assumptions related to future demand and sales patterns could have a significant impact on the valuation of finished goods inventory for certain of the Company’s aftermarket replacement parts and repair and overhaul parts and services business units in the Flight Support Group operating segment.

Given the magnitude of the inventory balances at these business units, coupled with the judgments necessary to project sales patterns and expected future demand within these aftermarket replacement parts and repair and overhaul parts and services business units, auditing such estimates required a high degree of auditor judgment and an increased extent of effort when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the expected future demand and sales patterns used by management to estimate the valuation reserve on inventory included the following, among others:

•We tested the effectiveness of controls, including those related to evaluating the reasonableness of expected future demand and sales patterns.

•We evaluated the reasonableness of management’s assumptions of future demand and sales patterns by performing the following:

◦Utilized historical inventory usage data to analyze the relationship between the inventory valuation reserve calculated, the inventory on hand, and the sales trends over time.

◦Compared management’s assumptions to available external market data for certain inventory items.

◦Evaluated the accuracy and completeness of the valuation reserve by selecting a sample of inventory items and obtaining supporting documentation regarding current and historical sales patterns.

Index
•We tested declines in the inventory valuation reserve and evaluated whether such declines were the result of the sale or write off of inventory parts or the result of changes in the significant assumptions used to develop the valuation reserve.

/s/ DELOITTE & TOUCHE LLP

Miami, Florida
December 23, 2020
We have served as the Company's auditor since 1990.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of October 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$406,852	$57,001
Accounts receivable, net	210,433	274,326
Contract assets	60,429	43,132
Inventories, net	463,205	420,319
Prepaid expenses and other current assets	24,706	18,953
Total current assets	1,165,625	813,731

Property, plant and equipment, net	168,848	173,345
Goodwill	1,383,167	1,268,703
Intangible assets, net	579,041	550,693
Other assets	251,030	162,739
Total assets	$3,547,711	$2,969,211

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,045	$906
Trade accounts payable	76,237	106,225
Accrued expenses and other current liabilities	162,232	178,957
Income taxes payable	1,647	3,050
Total current liabilities	241,161	289,138

Long-term debt, net of current maturities	738,786	561,049
Deferred income taxes	55,658	51,496
Other long-term liabilities	280,291	184,604
Total liabilities	1,315,896	1,086,287

Commitments and contingencies (Note 17)

Redeemable noncontrolling interests (Note 13)	221,208	188,264

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 shares authorized; 54,195 and 54,143 shares issued and outstanding	542	541
Class A Common Stock, $.01 par value per share; 150,000 shares authorized; 80,923 and 80,353 shares issued and outstanding	809	804
Capital in excess of par value	299,930	284,609
Deferred compensation obligation	4,886	4,232
HEICO stock held by irrevocable trust	(4,886)	(4,232)
Accumulated other comprehensive loss	(9,149)	(16,739)
Retained earnings	1,688,045	1,397,327
Total HEICO shareholders’ equity	1,980,177	1,666,542
Noncontrolling interests	30,430	28,118
Total shareholders’ equity	2,010,607	1,694,660
Total liabilities and equity	$3,547,711	$2,969,211
The accompanying notes are an integral part of these consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended October 31,
	2020	2019	2018

Net sales	$1,787,009	$2,055,647	$1,777,721

Operating costs and expenses:
Cost of sales	1,104,882	1,241,807	1,087,006
Selling, general and administrative expenses	305,479	356,743	314,470

Total operating costs and expenses	1,410,361	1,598,550	1,401,476

Operating income	376,648	457,097	376,245

Interest expense	(13,159)	(21,695)	(19,901)
Other income (expense)	1,366	2,439	(58)

Income before income taxes and noncontrolling interests	364,855	437,841	356,286

Income tax expense	29,000	78,100	70,600

Net income from consolidated operations	335,855	359,741	285,686

Less: Net income attributable to noncontrolling interests	21,871	31,845	26,453

Net income attributable to HEICO	$313,984	$327,896	$259,233

Net income per share attributable to HEICO shareholders:
Basic	$2.33	$2.45	$1.96
Diluted	$2.29	$2.39	$1.90

Weighted average number of common shares outstanding:
Basic	134,754	133,640	132,543
Diluted	137,302	137,350	136,696

The accompanying notes are an integral part of these consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended October 31,
	2020	2019	2018

Net income from consolidated operations	$335,855	$359,741	$285,686
Other comprehensive income (loss):
Foreign currency translation adjustments	8,876	(844)	(5,243)
Unrealized loss on defined benefit pension plan, net of tax	(1,012)	(889)	(97)
Amortization of unrealized loss on defined benefit pension plan, net of tax	73	25	13
Total other comprehensive income (loss)	7,937	(1,708)	(5,327)
Comprehensive income from consolidated operations	343,792	358,033	280,359
Net income attributable to noncontrolling interests	21,871	31,845	26,453
Foreign currency translation adjustments attributable to noncontrolling interests	347	(225)	(406)
Comprehensive income attributable to noncontrolling interests	22,218	31,620	26,047
Comprehensive income attributable to HEICO	$321,574	$326,413	$254,312

The accompanying notes are an integral part of these consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2019	$188,264	$541	$804	$284,609	$4,232	($4,232)	($16,739)	$1,397,327	$28,118	$1,694,660
Comprehensive income	16,932	—	—	—	—	—	7,590	313,984	5,286	326,860
Cash dividends ($.16 per share)	—	—	—	—	—	—	—	(21,552)	—	(21,552)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	—	9,723	—	—	—	—	—	9,724
Share-based compensation expense	—	—	—	10,134	—	—	—	—	—	10,134
Proceeds from stock option exercises	—	—	6	6,949	—	—	—	—	—	6,955
Redemptions of common stock related to stock option exercises	—	—	(1)	(12,119)	—	—	—	—	—	(12,120)
Noncontrolling interests assumed related to acquisitions	22,204	—	—	—	—	—	—	—	—	—
Capital contributions from noncontrolling interests	14,329	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(16,176)	—	—	—	—	—	—	—	(1,732)	(1,732)
Acquisitions of noncontrolling interests	(7,475)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	1,714	—	—	—	—	—	—	(1,714)	—	(1,714)
Deferred compensation obligation	—	—	—	—	654	(654)	—	—	—	—
Other	1,416	—	—	634	—	—	—	—	(1,242)	(608)
Balances as of October 31, 2020	$221,208	$542	$809	$299,930	$4,886	($4,886)	($9,149)	$1,688,045	$30,430	$2,010,607

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2018	$132,046	$534	$796	$320,994	$3,928	($3,928)	($15,256)	$1,091,183	$104,757	$1,503,008
Cumulative effect from adoption of ASC 606	819	—	—	—	—	—	—	13,373	326	13,699
Comprehensive income	18,116	—	—	—	—	—	(1,483)	327,896	13,504	339,917
Cash dividends ($.14 per share)	—	—	—	—	—	—	—	(18,691)	—	(18,691)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	8,666	—	—	—	—	—	8,666
Share-based compensation expense	—	—	—	10,334	—	—	—	—	—	10,334
Proceeds from stock option exercises	—	12	8	8,527	—	—	—	—	—	8,547
Redemptions of common stock related to stock option exercises	—	(5)	(1)	(64,008)	—	—	—	—	—	(64,014)
Noncontrolling interests assumed related to acquisitions	38,696	—	—	—	—	—	—	—	2,551	2,551
Distributions to noncontrolling interests	(17,847)	—	—	—	—	—	—	—	(93,022)	(93,022)
Adjustments to redemption amount of redeemable noncontrolling interests	16,434	—	—	—	—	—	—	(16,434)	—	(16,434)
Deferred compensation obligation	—	—	—	—	304	(304)	—	—	—	—
Other	—	—	1	96	—	—	—	—	2	99
Balances as of October 31, 2019	$188,264	$541	$804	$284,609	$4,232	($4,232)	($16,739)	$1,397,327	$28,118	$1,694,660

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

Index
HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended October 31,
	2020	2019	2018
Operating Activities:
Net income from consolidated operations	$335,855	$359,741	$285,686
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	88,561	83,497	77,191
Share-based compensation expense	10,134	10,334	9,283
Employer contributions to HEICO Savings and Investment Plan	9,576	9,528	8,019
Deferred income tax benefit	(5,998)	(6,392)	(12,977)
Increase (decrease) in accrued contingent consideration, net	515	2,630	(1,365)
Payment of contingent consideration	(175)	(3,105)	—
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	71,515	(28,976)	(23,763)
(Increase) decrease in contract assets	(16,398)	11,583	(4,806)
Increase in inventories	(28,315)	(30,077)	(49,455)
Decrease in prepaid expenses and other current assets	2,471	609	401
(Decrease) increase in trade accounts payable	(30,327)	(3,851)	17,403
(Decrease) increase in accrued expenses and other current liabilities	(37,905)	17,151	22,121
(Decrease) increase in income taxes payable	(9,586)	1,296	(12,530)
Net changes in other long-term liabilities and assets related to HEICO Leadership Compensation Plan	14,836	12,920	11,610
Other	4,366	490	1,669
Net cash provided by operating activities	409,125	437,378	328,487

Investing Activities:
Acquisitions, net of cash acquired	(163,939)	(240,841)	(59,775)
Capital expenditures	(22,940)	(28,938)	(41,871)
Investments related to HEICO Leadership Compensation Plan, net	(15,900)	(13,701)	(11,500)
Other	3,736	2,834	(365)
Net cash used in investing activities	(199,043)	(280,646)	(113,511)

Financing Activities:
Borrowings on revolving credit facility	245,000	313,000	56,000
Payments on revolving credit facility	(68,000)	(283,000)	(204,000)
Capital contributions from noncontrolling interests	14,329	—	—
Proceeds from stock option exercises	6,955	8,547	4,031
Cash dividends paid	(21,552)	(18,691)	(15,363)
Distributions to noncontrolling interests	(17,908)	(110,869)	(13,059)
Redemptions of common stock related to stock option exercises	(12,120)	(64,014)	(24,983)
Acquisitions of noncontrolling interests	(7,475)	—	—
Payment of contingent consideration	(325)	(4,073)	(5,425)
Revolving credit facility issuance costs	—	—	(4,067)
Other	(1,161)	(620)	(669)
Net cash provided by (used in) financing activities	137,743	(159,720)	(207,535)

Effect of exchange rate changes on cash	2,026	390	92

Net increase (decrease) in cash and cash equivalents	349,851	(2,598)	7,533
Cash and cash equivalents at beginning of year	57,001	59,599	52,066
Cash and cash equivalents at end of year	$406,852	$57,001	$59,599
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

    The consolidated financial statements include the financial accounts of HEICO Corporation and its direct subsidiaries, all of which are wholly owned except for HEICO Aerospace, which is 20% owned by Lufthansa Technik AG ("LHT"), the technical services subsidiary of Lufthansa German Airlines. HEICO Flight Support Corp. consolidates four subsidiaries which are 70%, 84%, 85% and 86.2%, owned, respectively, and six subsidiaries that are each 80.1% owned. In addition, HEICO Aerospace consolidates a joint venture, which is 84% owned. HEICO Electronic consolidates three subsidiaries that are each 80.1% owned, two subsidiaries that are each 75% owned, and five subsidiaries which are 82.5%, 85%, 90.0%, 92.7% and 95.9% owned, respectively. Certain subsidiaries of HEICO Electronic consolidate subsidiaries that are less than wholly owned. See Note 13, Redeemable Noncontrolling Interests. All intercompany balances and transactions are eliminated.

The Company’s results of operations in fiscal 2020 were significantly affected by the COVID-19 global pandemic (the “Pandemic”). The effects of the Pandemic and related actions by governments around the world to mitigate its spread have impacted our employees, customers, suppliers and manufacturers. In response to the economic impact from the Pandemic, the Company implemented certain cost reduction efforts, including layoffs, temporary reduced work hours and temporary pay reductions within various departments of our business, including within our executive management team and our Board of Directors. Additionally, the Company’s response to the Pandemic included the implementation of varying health and safety measures at our facilities, including: supplying and requiring the use of personal protective equipment; staggering work shifts; body temperature taking; increasing work-from-home capabilities; consistent and ongoing cleaning of work spaces and high-touch areas; and

Index
establishing processes aligned with the Centers for Disease and Control guidelines to work with any individual exposed to COVID-19 on their necessary quarantine period and the process for the individual to return to work.

With respect to the Company’s results of operations, approximately 59% of its net sales in fiscal 2020 were derived from defense, space and other industrial markets including electronics, medical and telecommunications. Although demand for these products was slightly moderated in fiscal 2020, the Company’s overall results from this portion of its business were not materially impacted by the Pandemic. However, the Company experienced, and expects to continue experiencing, periodic operational disruptions resulting from supply chain disturbances, staffing challenges - including at some of our customers, temporary facility closures, transportation interruptions and other conditions which slow production and orders, or increase costs.

The remaining portion of the Company’s fiscal 2020 net sales was derived from commercial aviation products and services. The Pandemic has caused significant volatility and a substantial decline in value across global markets. Most notably, the commercial aerospace industry experienced an ongoing substantial decline in demand resulting from a significant number of aircraft in the global fleet being grounded during fiscal 2020. The Company’s businesses that operate within the commercial aerospace industry were materially impacted by the significant decline in global commercial air travel that began in March 2020. Consolidated net sales for its businesses that operate within the commercial aerospace industry decreased by approximately 32% during fiscal 2020.

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

Index
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

Index
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

Leases

    During fiscal 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-02, which, as amended, was codified as Accounting Standards Codification (“ASC”) Topic 842, “Leases” (“ASC 842”). Pursuant to ASC 842, the Company classifies a lease as operating or finance using the classification criteria set forth in ASC 842. Further, the Company recognizes a lease right-of-use (“ROU”) asset and corresponding lease liability on its balance sheet as of the lease commencement date based on the present value of the lease payments over the lease term. The discount rate used to calculate the present value of the Company’s leases is based on HEICO’s incremental borrowing rate and considers credit risk, the lease term and other available information as of the commencement date since the leases do not provide a readily determinable implicit rate. The term of a lease is inclusive of any option to renew, extend, or terminate the lease when it is reasonably certain that the Company will exercise such option. For operating leases, lease expense is recognized on a straight-line basis over the lease term. For finance leases, ROU assets are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the leased asset. See Note 1, Summary of Significant Accounting Policies – New Accounting Pronouncements, and Note 9, Leases, for additional information regarding the Company's accounting policy for leases.

Business Combinations

    The Company allocates the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired and liabilities and any noncontrolling interests assumed based on their estimated fair values, with any excess recorded as goodwill.  The operating results of acquired businesses are included in the Company’s results of operations beginning as of their effective acquisition dates. Acquisition costs are expensed as incurred and totaled $3.2 million in fiscal 2019. Acquisition costs were not material in fiscal 2020 or 2018.

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

Index
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

Index
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

	As of October 31,
	2020	2019
Fair value of plan assets	$11,581	$11,311
Projected benefit obligation	14,519	13,943
Funded status	($2,938)	($2,632)
Revenue Recognition

During fiscal 2019, the Company adopted ASC Topic 606, "Revenue from Contracts with Customers" ("ASC 606"). Pursuant to ASC 606, the Company recognizes revenue when it transfers control of a promised good or service to a customer in an amount that reflects the consideration it expects to receive in exchange for the good or service. The Company’s performance obligations are satisfied and control is transferred either at a point-in-time or over-time. The majority of the Company’s revenue is recognized at a point-in-time when control is transferred, which is generally evidenced by the shipment or delivery of the product to the customer, a transfer of title, a transfer of the significant risks and rewards of ownership, and customer acceptance. For certain contracts under which the Company produces products with no alternative use and for which it has an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date and for certain other contracts under which the Company creates or enhances a customer-owned asset while performing repair and overhaul

Index
services, control is transferred to the customer over-time. The Company recognizes revenue using an over-time recognition model for these types of contracts.

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

Under the cost-to-cost method, the extent of progress toward completion is measured based on the proportion of costs incurred to date to the total estimated costs at completion of the performance obligation. These projections require the Company to make numerous assumptions and estimates relating to items such as the complexity of design and related development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead, capital costs, and manufacturing efficiency. The Company reviews its cost estimates on a periodic basis, or when circumstances change and warrant a modification to a previous

Index
estimate. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends and other economic projections.

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

Certain of the Company’s contracts give rise to variable consideration when they contain items such as customer rebates, credits, volume purchase discounts, penalties and other provisions that may impact the total consideration the Company will receive. The Company includes variable consideration in the transaction price generally by applying the most likely amount method of the consideration that it expects to be entitled to receive based on an assessment of all available information (i.e., historical experience, current and forecasted performance) and only to the extent it is probable that a significant reversal of revenue recognized will not occur when the uncertainty is resolved. The Company estimates variable consideration by applying the most likely amount method when there are a limited number of outcomes related to the resolution of the variable consideration. See Note 6, Revenue, for additional information regarding the Company’s revenue recognition policy.

Changes in estimates that result in adjustments to net sales and cost of sales are recognized as necessary in the period they become known on a cumulative catch-up basis. Changes in estimates did not have a material effect on net income from consolidated operations in fiscal 2020, 2019 and 2018.

Stock-Based Compensation

    The Company records compensation expense associated with stock options in its Consolidated Statements of Operations based on the grant date fair value of those awards.  The fair value of each stock option on the date of grant is estimated using the Black-Scholes pricing model based on certain valuation assumptions.  Expected stock price volatility is based on the Company’s historical stock prices over the contractual term of the option grant and other factors.  The risk-free interest rate used is based on the published U.S. Treasury yield curve in effect at the time of the option grant for instruments with a similar life.  The dividend yield reflects the Company’s expected dividend yield at the date of grant.  The expected option life represents the period of time that the stock options are expected to be outstanding, taking into consideration the contractual term of the option grant and employee historical exercise behavior.  The Company’s historical rate of forfeiture is nominal and therefore not included when estimating the grant date fair value of stock option awards. As such, the Company recognizes the impact of forfeitures when they occur. The Company generally recognizes stock option compensation expense ratably over the award’s vesting period.

Index
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

Redeemable Noncontrolling Interests

    As further detailed in Note 13, Redeemable Noncontrolling Interests, the holders of equity interests in certain of the Company’s subsidiaries have rights (“Put Rights”) that require the Company to provide cash consideration for their equity interests (the “Redemption Amount”) at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period.  The Put Rights are embedded in the shares owned by the noncontrolling interest holders and are not freestanding.
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

New Accounting Pronouncements

    In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, which, as amended, was codified as ASC 842. ASC 842 requires recognition of lease assets and lease liabilities on the balance sheet of lessees. The Company adopted ASC 842 as of November 1, 2019 using a modified retrospective transition approach with the election to apply the guidance as of the adoption date instead of at the beginning of the earliest comparative period presented. The adoption of this guidance resulted in an increase in the Company's assets and liabilities due to the recognition of ROU assets and corresponding lease liabilities for leases that are currently classified as operating leases.

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

The adoption of this guidance resulted in the Company recording ROU assets and corresponding lease liabilities of $63.4 million and $64.1 million, respectively, in the Company's Consolidated Balance Sheet. The adoption of ASC 842 did not have a material impact on the Company’s Consolidated Statement of Operations or Statement of Cash Flows. See Note 9, Leases, for additional information regarding the Company's accounting policy for leases and disclosures required by ASC 842.

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

2.    ACQUISITIONS

In August 2020, the Company, through HEICO Electronic, acquired 89.99% of the equity interests of Connect Tech Inc. ("Connect Tech"). Connect Tech designs and manufacturers rugged, small-form-factor embedded computing solutions. Connect Tech's components are designed for very harsh environments and are primarily used in rugged commercial and industrial, aerospace and defense, transportation, and smart energy applications. The remaining 10.01% interest continues to be owned by a certain member of Connect Tech's management team (see Note 13, Redeemable Noncontrolling Interests, for additional information). The total consideration includes an accrual of $9.7 million as of the acquisition date representing the estimated fair value of contingent consideration the Company may be obligated to pay should Connect Tech meet certain earnings objectives following the acquisition. See Note 8, Fair Value Measurements, for additional information regarding the Company’s contingent consideration obligation.

In August 2020, the Company, through a newly formed subsidiary of HEICO Electronic, acquired all of the equity interests of Transformational Security, LLC and Intelligent Devices, Inc. (collectively, "TSID"). TSID develops and manufactures state-of-the-art Technical Surveillance Countermeasures ("TSCM") equipment used to protect critical spaces from exploitation via wireless transmissions, technical surveillance and listening devices. The subsidiary of HEICO Electronic that completed the acquisition is 75% owned by HEICO Electronic and 25% owned by the noncontrolling interest holders of a subsidiary of HEICO Electronic that is also a designer and manufacturer of TSCM equipment (see Note 13, Redeemable Noncontrolling Interests, for additional information). The total consideration includes an accrual of $14.0 million as of the acquisition date representing the estimated fair value of contingent consideration the Company may be obligated to pay should TSID meet certain earnings objectives following the acquisition. See Note 8, Fair Value Measurements, for additional information regarding the Company’s contingent consideration obligation.

Index
In June 2020, the Company, through HEICO Flight Support Corp., acquired 70% of the membership interests of Rocky Mountain Hydrostatics, LLC ("Rocky Mountain"). Rocky Mountain overhauls industrial pumps, motors, and other hydraulic units with a focus on the support of legacy systems for the U.S. Navy. The remaining 30% continues to be owned by certain members of Rocky Mountain's management team (see Note 13, Redeemable Noncontrolling Interests, for additional information).

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

In December 2019, the Company, through HEICO Electronic, acquired 80.1% of the stock of Quell Corporation ("Quell"). Quell designs and manufactures electromagnetic interference (EMI)/radio-frequency interference (RFI) and transient protection solutions for a wide variety of connectors that principally serve customers within the aerospace and defense markets. The remaining 19.9% continues to be owned by certain members of Quell's management team (see Note 13, Redeemable Noncontrolling Interests, for additional information).

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

Index
In June 2019, the Company, through HEICO Electronic, acquired 75% of the membership interests of Research Electronics International, LLC ("REI"). REI is a designer and manufacturer of TSCM equipment to detect devices used for espionage and information theft. The remaining 25% interest continues to be owned by certain members of REI's management team (see Note 13, Redeemable Noncontrolling Interests, for additional information).

In February 2019, the Company, through HEICO Flight Support Corp., acquired 80.1% of the membership interests of Decavo LLC ("Decavo"). Decavo designs and produces complex composite parts and assemblies incorporated into camera and related sensor assemblies and unmanned aerial vehicle ("UAV") airframes used in demanding defense and civilian applications. The remaining 19.9% interest continues to be owned by certain members of Decavo's management team (see Note 13, Redeemable Noncontrolling Interests, for additional information). The total consideration includes an accrual of $2.1 million as of the acquisition date representing the estimated fair value of contingent consideration the Company may be obligated to pay should Decavo meet a certain earnings objective during the second and third years following the acquisition. See Note 8, Fair Value Measurements, for additional information regarding the Company's contingent consideration obligation. The purchase price of this acquisition was paid in cash principally using cash provided by operating activities.

    In February 2019, the Company, through HEICO Electronic, acquired 85% of the stock of Solid Sealing Technology, Inc. ("SST"). SST designs and manufactures high-reliability ceramic-to-metal feedthroughs and connectors for demanding environments within the defense, industrial, life science, medical, research, semiconductor, and other markets. The remaining 15% interest continues to be owned by certain members of SST's management team (see Note 13, Redeemable Noncontrolling Interests, for additional information).

    In November 2018, the Company, through a subsidiary of HEICO Electronic, acquired an additional equity interest in Freebird, which increased the Company's aggregate equity interest in Freebird to greater than 50%. Accordingly, the Company began consolidating the operating results of Freebird as of the acquisition date. Prior to this transaction, the Company accounted for its investment in Freebird under the equity method. Freebird is a fabless design and manufacturing company that offers advanced high-reliability wide-band gap power switching technology. The purchase price of this acquisition was paid in cash using cash provided by operating activities.

In November 2018, the Company, through HEICO Electronic, acquired 92.7% of the stock of Apex Microtechnology, Inc. ("Apex"). Apex designs and manufactures precision power analog monolithic, hybrid and open frame components for a certain wide range of aerospace, defense, industrial, measurement, medical and test applications. The remaining 7.3% interest continues to be owned by certain members of Apex's management team (see Note 13, Redeemable Noncontrolling Interests, for additional information).

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

    In February 2018, the Company, through a subsidiary of HEICO Electronic, acquired 85% of the assets and business of Sensor Technology Engineering, Inc. ("Sensor Technology"). Sensor Technology designs and manufactures sophisticated nuclear radiation detectors for law enforcement, homeland security and military applications. The remaining 15% continues to be owned by certain members of Sensor Technology's management team (see Note 13, Redeemable Noncontrolling Interests, for additional information).

    In November 2017, the Company, through a subsidiary of HEICO Electronic, acquired all of the stock of Interface Displays & Controls, Inc. ("IDC"). IDC designs and manufactures electronic products for aviation, marine, military fighting vehicles, and embedded computing markets. The purchase price of this acquisition was paid using cash provided by operating activities.

    Unless otherwise noted, the purchase price of each of the above referenced acquisitions was paid in cash, principally using proceeds from the Company's revolving credit facility, and is not material or significant to the Company's consolidated financial statements.

Index
The following table summarizes the aggregate total consideration for the Company's acquisitions (in thousands):

	Year ended October 31,
	2020	2019	2018
Cash paid	$165,290	$243,550	$61,931
Less: cash acquired	(1,351)	(2,466)	(4,000)
Cash paid, net	163,939	241,084	57,931
Contingent consideration	23,719	2,107	—
Fair value of existing equity interest	—	1,417	—
Additional purchase consideration	283	—	(243)
Total consideration	$187,941	$244,608	$57,688

    The following table summarizes the allocation of the aggregate total consideration for the Company's acquisitions to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed (in thousands):

	Year ended October 31,
	2020	2019	2018
Assets acquired:
Goodwill	$114,380	$155,892	$38,359
Customer relationships	44,740	47,553	11,620
Intellectual property	27,120	31,459	6,970
Trade names	12,410	19,216	760
Inventories	12,777	18,046	6,307
Accounts receivable	7,124	8,673	1,480
Property, plant and equipment	3,546	18,013	1,777
Other assets (including contract assets)	1,891	907	126
Total assets acquired, excluding cash	223,988	299,759	67,399

Liabilities assumed:
Deferred income taxes	10,232	7,427	—
Accrued expenses	2,688	2,971	1,522
Accounts payable	726	2,879	671
Other liabilities	197	627	—
Total liabilities assumed	13,843	13,904	2,193

Noncontrolling interests in consolidated subsidiaries	22,204	41,247	7,518

Net assets acquired, excluding cash	$187,941	$244,608	$57,688

Index
The following table summarizes the weighted average amortization period of the definite-lived intangible assets acquired in connection with the Company's fiscal 2020, 2019 and 2018 acquisitions (in years):

	Year ended October 31,
	2020	2019	2018
Customer relationships	10	11	7
Intellectual property	11	15	10

    The allocation of the total consideration for the fiscal 2020 acquisitions to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's consolidated financial statements. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of the businesses acquired and the value of their assembled workforces that do not qualify for separate recognition, which, in the case of Connect Tech, Rocky Mountain, Quell, Bernier, REI, Decavo, SST, Apex, SST Components and Sensor Technology benefit both the Company and the noncontrolling interest holders. The fair value of the noncontrolling interests in Connect Tech, Rocky Mountain, Quell, Bernier, REI, Decavo, SST, Apex, SST Components and Sensor Technology was determined based on the consideration paid by the Company for its controlling ownership interest adjusted for a lack of control that a market participant would consider when estimating the fair value of the noncontrolling interest.

The operating results of the fiscal 2020 acquisitions were included in the Company’s results of operations from each of the effective acquisition dates. The amount of net sales and earnings of the fiscal 2020 acquisitions included in the Consolidated Statement of Operations for the fiscal year ended October 31, 2020 is not material. Had the fiscal 2020 acquisitions occurred as of November 1, 2018, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for fiscal 2020 and 2019 would not have been materially different than the reported amounts.

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

Index
operations that actually would have been achieved if the acquisitions had taken place as of November 1, 2017.

    The operating results of the Company's fiscal 2018 acquisitions were included in the Company's results of operations from each of the effective acquisition dates. The amount of net sales and earnings of the fiscal 2018 acquisitions included in the Consolidated Statement of Operations for the fiscal year ended October 31, 2018 is not material. Had the fiscal 2018 acquisitions occurred as of November 1, 2016, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for fiscal 2018 would not have been materially different than the reported amounts.

3.    SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	As of October 31,
(in thousands)	2020	2019
Accounts receivable	$223,171	$277,992
Less: Allowance for doubtful accounts	(12,738)	(3,666)
Accounts receivable, net	$210,433	$274,326

The $9.1 million increase in the Company’s allowance for doubtful accounts is principally due to potential collection difficulties from certain commercial aviation customers that filed for bankruptcy protection in fiscal 2020 as a result of the Pandemic's financial impact.

Inventories

	As of October 31,
(in thousands)	2020	2019
Finished products	$235,501	$199,880
Work in process	37,957	32,548
Materials, parts, assemblies and supplies	189,747	187,891
Inventories, net of valuation reserves	$463,205	$420,319

Index
Property, Plant and Equipment

	As of October 31,
(in thousands)	2020	2019
Land	$6,678	$6,820
Buildings and improvements	120,769	116,997
Machinery, equipment and tooling	265,408	253,127
Construction in progress	8,487	8,382
	401,342	385,326
Less: Accumulated depreciation and amortization	(232,494)	(211,981)
Property, plant and equipment, net	$168,848	$173,345

The amounts set forth above include tooling costs having a net book value of $8.3 million and $8.8 million as of October 31, 2020 and 2019, respectively. Amortization expense on capitalized tooling was $3.2 million, $3.1 million and $2.8 million in fiscal 2020, 2019 and 2018, respectively.

As of October 31, 2019, the amounts set forth above include $11.7 million of assets under capital leases and $2.1 million of accumulated depreciation associated with such assets. See Note 9, Leases, for additional information pertaining to the Company’s finance lease disclosures made in accordance with the adoption of ASC 842 in fiscal 2020.

Depreciation and amortization expense, exclusive of tooling, on property, plant and equipment was $27.1 million, $25.8 million and $23.2 million in fiscal 2020, 2019 and 2018, respectively.
Accrued Expenses and Other Current Liabilities

	As of October 31,
(in thousands)	2020	2019
Accrued employee compensation and related payroll taxes	$83,055	$112,602
Contract liabilities	25,631	23,809
Accrued customer rebates and credits	15,813	17,978
Current operating lease liabilities	14,180	—
Other	23,553	24,568
Accrued expenses and other current liabilities	$162,232	$178,957

    The decrease in accrued employee compensation and related payroll taxes principally reflects a lower level of accrued performance-based compensation expense resulting from lower consolidated operating results mainly attributable to the Pandemic. The increase in current operating lease liabilities is the result of adopting ASC 842 during fiscal 2020. See Note 1, Summary of Significant Accounting Policies, and Note 9, Leases, for additional information. The total customer rebates and credits deducted within net sales in fiscal 2020, 2019 and 2018 was $4.6 million, $9.0 million and $9.9 million, respectively. The decrease in total customer

Index
rebates and credits deducted within net sales in fiscal 2020 principally reflects a decrease in the net sales volume of certain commercial aerospace customers eligible for rebates mainly resulting from the Pandemic's impact.
Other Long-Term Assets and Liabilities

    The Company provides eligible employees, officers and directors of the Company the opportunity to voluntarily defer base salary, bonus payments, commissions, long-term incentive awards and directors fees, as applicable, on a pre-tax basis through the HEICO Corporation Leadership Compensation Plan (“LCP”), a nonqualified deferred compensation plan that conforms to Section 409A of the Internal Revenue Code.  The Company matches 50% of the first 6% of base salary deferred by each participant.  Director fees that would otherwise be payable in Company common stock may be deferred into the LCP, and, when distributable, are distributed in actual shares of Company common stock.  The LCP does not provide for diversification of a director’s assets allocated to Company common stock.  The deferred compensation obligation associated with Company common stock is recorded as a component of shareholders’ equity at cost and subsequent changes in fair value are not reflected in operations or shareholders’ equity of the Company.  Further, while the Company has no obligation to do so, the LCP also provides the Company the opportunity to make discretionary contributions.  The Company’s matching contributions and any discretionary contributions are subject to vesting and forfeiture provisions set forth in the LCP.  Company contributions to the LCP charged to income in fiscal 2020, 2019 and 2018 totaled $4.7 million, $6.1 million and $5.9 million, respectively.  The aggregate liabilities of the LCP were $178.3 million and $151.1 million as of October 31, 2020 and 2019, respectively, and are classified within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets.  The assets of the LCP, totaling $180.1 million and $151.9 million as of October 31, 2020 and 2019, respectively, are classified within other assets in the Company's Consolidated Balance Sheets and principally represent cash surrender values of life insurance policies that are held within an irrevocable trust that may be used to satisfy the obligations of the LCP. Additional information regarding the assets of the LCP may be found in Note 8, Fair Value Measurements.

Research and Development Expenses

    The amount of new product research and development ("R&D") expenses included in cost of sales is as follows (in thousands):

	Year ended October 31,
	2020	2019	2018
R&D expenses	$65,559	$66,630	$57,450

Index
Accumulated Other Comprehensive Loss

    Changes in the components of accumulated other comprehensive loss during fiscal 2020 and 2019 are as follows (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balances as of October 31, 2018	($14,370)	($886)	($15,256)
Unrealized loss	(619)	(889)	(1,508)
Amortization of unrealized loss	—	25	25
Balances as of October 31, 2019	(14,989)	(1,750)	(16,739)
Unrealized gain (loss)	8,529	(1,012)	7,517
Amortization of unrealized loss	—	73	73
Balances as of October 31, 2020	($6,460)	($2,689)	($9,149)

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill by operating segment during fiscal 2020 and 2019 are as follows (in thousands):

	Segment		Consolidated
	FSG	ETG	Totals
Balances as of October 31, 2018	$398,694	$716,138	$1,114,832
Goodwill acquired	12,891	143,286	156,177
Foreign currency translation adjustments	(1,580)	(765)	(2,345)
Adjustments to goodwill	39	—	39
Balances as of October 31, 2019	410,044	858,659	1,268,703
Goodwill acquired	14,979	99,401	114,380
Foreign currency translation adjustments	2,542	2,076	4,618
Deconsolidation of subsidiary	—	(4,249)	(4,249)
Adjustments to goodwill	—	(285)	(285)
Balances as of October 31, 2020	$427,565	$955,602	$1,383,167

    The goodwill acquired during fiscal 2020 and 2019 pertains to the acquisitions consummated in those respective years as described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed. Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Consolidated Statements of Comprehensive Income. Deconsolidation of subsidiary reflects the value of goodwill associated with an entity that the Company previously consolidated but subsequently contributed the net assets of the former entity to a new entity in which the Company holds a noncontrolling interest and accounts for under the equity method (See Note 2,

Index
Acquisitions, for additional information). The adjustments to goodwill represent immaterial measurement period adjustments to the purchase price allocation of certain fiscal 2019 and 2018 acquisitions. The Company estimates that $46 million and $92 million of the goodwill acquired in fiscal 2020 and 2019, respectively, will be deductible for income tax purposes.  Based on the annual test for goodwill impairment as of October 31, 2020, the Company determined there is no impairment of its goodwill and the fair value of each of the Company’s reporting units significantly exceeded their carrying value.

    Identifiable intangible assets consist of the following (in thousands):

	As of October 31, 2020			As of October 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$443,143	($188,919)	$254,224	$411,076	($162,722)	$248,354
Intellectual property	240,725	(84,686)	156,039	216,359	(70,169)	146,190
Licenses	6,559	(4,670)	1,889	6,559	(4,102)	2,457
Patents	1,071	(746)	325	986	(666)	320
Non-compete agreements	811	(811)	—	813	(813)	—
Trade names	450	(219)	231	450	(180)	270
	692,759	(280,051)	412,708	636,243	(238,652)	397,591
Non-Amortizing Assets:
Trade names	166,333	—	166,333	153,102	—	153,102
	$859,092	($280,051)	$579,041	$789,345	($238,652)	$550,693

    The increase in the gross carrying amount of customer relationships, intellectual property and trade names as of October 31, 2020 compared to October 31, 2019 principally relates to such intangible assets recognized in connection with the fiscal 2020 acquisitions (see Note 2, Acquisitions).

    Amortization expense related to intangible assets was $57.4 million, $53.7 million and $50.1 million in fiscal 2020, 2019 and 2018, respectively.  Amortization expense for each of the next five fiscal years and thereafter is estimated to be $59.7 million in fiscal 2021, $52.9 million in fiscal 2022, $47.3 million in fiscal 2023, $42.5 million in fiscal 2024, $38.0 million in fiscal 2025 and $172.3 million thereafter.

Index
5.    LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

	As of October 31,
	2020	2019
Borrowings under revolving credit facility	$730,000	$553,000
Finance leases and note payable (1)	9,831	8,955
	739,831	561,955
Less: Current maturities of long-term debt	(1,045)	(906)
	$738,786	$561,049

(1) See Note 9, Leases, for additional information regarding the Company's finance leases.

    The Company's borrowings under its revolving credit facility mature in fiscal 2024 as discussed further below. As of October 31, 2020 and 2019, the weighted average interest rate on borrowings under the Company's revolving credit facility was 1.3% and 3.0%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of October 31, 2020, the Company was in compliance with all such covenants.

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

On December 11, 2020, the Company entered into an amendment to extend the maturity date of the Credit Facility by one year to November 2023 and to increase the capacity by $200 million to $1.5 billion. The Credit Facility continues to include a feature that will allow the Company to increase the capacity by $350 million to become a $1.85 billion facility through increased commitments from existing lenders or the addition of new lenders and can be extended for an additional one-year period.

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

Index
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

    Changes in the Company’s contract assets and liabilities during fiscal 2020 and 2019 are as follows (in thousands):

	October 31, 2020	October 31, 2019	Change
Contract assets	$60,429	$43,132	$17,297
Contract liabilities	25,631	23,809	1,822
Net contract assets	$34,798	$19,323	$15,475

    The increase in the Company's contract assets during fiscal 2020 occurred within the ETG and principally reflects additional unbilled receivables on certain customer contracts using an over-time recognition model in excess of billings on certain customer contracts.

    The amount of revenue that the Company recognized during fiscal 2020 that was included in contract liabilities as of the beginning of fiscal 2020 was $18.7 million.

Remaining Performance Obligations

    As of October 31, 2020, the Company had $439.5 million of remaining performance obligations associated with contracts with an original duration of greater than one year pertaining to the majority of the products offered by the ETG as well as certain products of the FSG's specialty products and aftermarket replacement parts product lines. The Company will recognize net sales as these obligations are satisfied. The Company expects to recognize $309.1 million of

Index
this amount during fiscal 2021 and $130.4 million thereafter, of which the majority is expected to occur in fiscal 2022.

Disaggregation of Revenue

    The following table summarizes the Company’s net sales by product line for each operating segment (in thousands):

	Year Ended October 31,
	2020	2019	2018
Flight Support Group:
Aftermarket replacement parts (1)	$525,636	$678,001	$582,562
Repair and overhaul parts and services (2)	193,164	299,323	286,454
Specialty products (3)	206,012	262,859	228,921
Total net sales	924,812	1,240,183	1,097,937

Electronic Technologies Group:
Electronic component parts primarily for defense, space and aerospace equipment (4)	679,901	633,685	547,088
Electronic component parts for equipment in various other industries (5)	195,086	200,837	154,739
Total net sales	874,987	834,522	701,827

Intersegment sales	(12,790)	(19,058)	(22,043)

Total consolidated net sales	$1,787,009	$2,055,647	$1,777,721

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
(4)    Includes various component parts such as electro-optical infrared simulation and test equipment, electro-optical laser products, electro-optical, microwave and other power equipment, high-speed interface products, power conversion products, underwater locator beacons, emergency locator transmission beacons, traveling wave tube amplifiers, microwave power modules, three-dimensional microelectronic and stacked memory products, crashworthy and ballistically self-sealing auxiliary fuel systems, radio frequency (RF) and microwave amplifiers, transmitters and receivers, high performance communications and electronic intercept receivers and tuners, high performance active antenna systems and technical surveillance countermeasures (TSCM) equipment.
(5)    Includes various component parts such as electromagnetic and radio frequency interference shielding, high voltage interconnection devices, high voltage advanced power electronics, harsh environment

Index
connectivity products, custom molded cable assemblies, silicone material for a variety of demanding applications and rugged small form-factor embedded computing solutions.

    The following table summarizes the Company’s net sales by industry for each operating segment (in thousands):

	Year ended October 31,
	2020	2019	2018
Flight Support Group:
Aerospace	$669,194	$1,004,088	$890,059
Defense and Space	213,273	190,076	163,330
Other (1)	42,345	46,019	44,548
Total net sales	924,812	1,240,183	1,097,937

Electronic Technologies Group:
Defense and Space	577,581	531,029	452,714
Other (2)	225,749	217,889	177,878
Aerospace	71,657	85,604	71,235
Total net sales	874,987	834,522	701,827

Intersegment sales	(12,790)	(19,058)	(22,043)

Total consolidated net sales	$1,787,009	$2,055,647	$1,777,721

(1)    Principally industrial products.
(2)    Principally other electronics and medical products.

7.    INCOME TAXES

    The components of income before income taxes and noncontrolling interests are as follows (in thousands):

	Year ended October 31,
	2020	2019	2018
Domestic	$327,754	$386,584	$309,123
Foreign	37,101	51,257	47,163
Income before taxes and noncontrolling interests	$364,855	$437,841	$356,286

Index
    The components of the provision for income taxes on income before income taxes and noncontrolling interests are as follows (in thousands):

	Year ended October 31,
	2020	2019	2018
Current:
Federal	$17,730	$56,670	$61,548
State	4,167	12,795	9,420
Foreign	13,101	15,027	12,608
	34,998	84,492	83,576
Deferred:
Federal	(3,364)	(3,140)	(13,115)
State	(55)	(1,263)	1,578
Foreign	(2,579)	(1,989)	(1,439)
	(5,998)	(6,392)	(12,976)
Total income tax expense	$29,000	$78,100	$70,600

    A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year ended October 31,
	2020	2019	2018
Federal statutory income tax rate (blended rate in fiscal 2018)	21.0%	21.0%	23.3%
State taxes, net of federal income tax benefit	3.7%	3.0%	2.9%
Tax benefit related to stock option exercises	(13.3%)	(3.8%)	(.5%)
Discrete net tax benefit related to Tax Act	—%	—%	(3.4%)
Research and development tax credits	(2.4%)	(1.7%)	(2.0%)
Foreign derived intangible income deduction	(1.6%)	(1.4%)	—%
Tax-exempt (gains) losses on corporate-owned life insurance policies	(.7%)	(.6%)	.1%
Nondeductible compensation	.4%	.8%	.2%
Domestic production activities tax deduction	—%	—%	(.8%)
Other, net	.8%	.5%	—%
Effective tax rate	7.9%	17.8%	19.8%

Index
The Company's effective tax rate in fiscal 2020 was 7.9%, as compared to 17.8% in fiscal 2019. The decrease in the Company's effective tax rate in fiscal 2020 is mainly attributable to a $31.8 million larger tax benefit recognized in fiscal 2020 from stock option exercises compared to fiscal 2019 as a result of more stock options exercised and the strong appreciation in HEICO's stock price during the optionees' holding periods.

The Company’s effective tax rate in fiscal 2019 was 17.8% as compared to 19.8% in fiscal 2018. The decrease in the Company's effective tax rate in fiscal 2019 is mainly attributable to a $14.3 million larger tax benefit recognized in fiscal 2019 from stock option exercises compared to fiscal 2018 and a reduction in the federal tax rate from a blended rate of 23.3% in fiscal 2018 to 21% in fiscal 2019. These decreases were partially offset by the net impact recognized in fiscal 2018 as a result of the Tax Cuts and Jobs Act from the remeasurement of the Company's U.S. federal net deferred tax liabilities using the reduced federal tax rate resulting in a discrete tax benefit of $16.5 million and recognition of a discrete tax expense of $4.4 million related to a one-time transition tax on the unremitted earnings of the Company’s foreign subsidiaries.

    The Company files income tax returns in the U.S. federal jurisdiction and in multiple state jurisdictions.  The Company is also subject to income taxes in certain jurisdictions outside the U.S., none of which are individually material to the accompanying consolidated financial statements.  Generally, the Company is no longer subject to U.S. federal, state or foreign examinations by tax authorities for years prior to fiscal 2016. One of the Company's foreign subsidiaries files income tax returns in The Netherlands and Thailand where the statute of limitations is open for its fiscal 2015 returns.

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

Index
    Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of October 31,
	2020	2019
Deferred tax assets:
Deferred compensation plan liability	$41,744	$35,437
Inventories	36,414	23,858
Operating lease liabilities	12,980	—
Share-based compensation	8,746	10,206
Allowance for doubtful accounts receivable	2,966	724
Customer rebates accrual	2,667	2,324
Performance-based compensation accrual	2,539	6,463
Vacation accrual	1,840	1,452
Other	10,706	8,082
Total deferred tax assets	120,602	88,546

Deferred tax liabilities:
Goodwill and other intangible assets	(141,152)	(122,075)
Property, plant and equipment	(16,130)	(14,137)
Operating lease right-of-use assets	(12,327)	—
Adoption of ASC 606 (revenue recognition)	(4,733)	(3,277)
Other	(1,918)	(553)
Total deferred tax liabilities	(176,260)	(140,042)
Net deferred tax liability	($55,658)	($51,496)

    As of October 31, 2020 and 2019, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $2.9 million and $2.7 million, respectively, of which $2.3 million and $2.1 million, respectively, would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized. A reconciliation of the activity related to the liability for gross unrecognized tax benefits during fiscal 2020 and 2019 is as follows (in thousands):

	Year ended October 31,
	2020	2019
Balances as of beginning of year	$2,670	$2,100
Increases related to current year tax positions	489	653
Increases related to prior year tax positions	32	45
Decreases related to prior year tax positions	(18)	—
Lapses of statutes of limitations	(227)	(128)
Balances as of end of year	$2,946	$2,670

Index
8.    FAIR VALUE MEASUREMENTS

    The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of October 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$180,128	$—	$180,128
Money market funds	11	—	—	11
Total assets	$11	$180,128	$—	$180,139

Liabilities:
Contingent consideration	$—	$—	$41,974	$41,974

	As of October 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$151,871	$—	$151,871
Money market funds	20	—	—	20
Total assets	$20	$151,871	$—	$151,891

Liabilities:
Contingent consideration	$—	$—	$18,326	$18,326

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

Index
As part of the agreement to acquire 89.99% of the equity interests of a subsidiary by the ETG in fiscal 2020, the Company may be obligated to pay contingent consideration of up to CAD $27.0 million, or $20.3 million, in fiscal 2025 should the acquired entity meet certain earnings objectives during fiscal 2023 and 2024. However, should the acquired entity achieve a certain earnings objective over any two consecutive fiscal years beginning in fiscal 2021 and ending in fiscal 2023, half of the contingent consideration obligation, or CAD $13.5 million, would be payable in the following year. As of October 31, 2020, the estimated fair value of the contingent consideration was CAD $12.9 million, or $9.7 million.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2020, the Company may be obligated to pay contingent consideration of up to $35.0 million in fiscal 2025 based on the earnings of the acquired entity during calendar years 2023 and 2024 provided the entity meets certain earnings objectives during each of calendar years 2021 to 2024. As of October 31, 2020, the estimated fair value of the contingent consideration was $14.2 million. The obligation to pay any contingent consideration would be payable by a consolidated subsidiary of HEICO that is 75% owned by HEICO Electronic.

As part of the agreement to acquire a subsidiary by the FSG in fiscal 2019, the Company may be obligated to pay contingent consideration of $6.4 million in fiscal 2022 should the acquired entity meet a certain earnings objective during the second and third years following the acquisition. Based on lower actual than anticipated earnings as well as revised earnings estimates for the remainder of the earnout period, the $1.1 million estimated fair value of the contingent consideration as of October 31, 2019 was reversed during fiscal 2020.

    As part of the agreement to acquire a subsidiary by the ETG in fiscal 2017, the Company may be obligated to pay contingent consideration of $20.0 million in fiscal 2023 should the acquired entity meet a certain earnings objective during the first six years following the acquisition. As of October 31, 2020, the estimated fair value of the contingent consideration was $18.1 million.

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

Index
    The Level 3 inputs used to derive the estimated fair value of the Company's contingent consideration liability as of October 31, 2020 are as follows:

	Acquisition Date
	8-18-2020			8-11-2020			9-15-2017
Compound annual revenue growth rate range	0%	-	18%	4%	-	18%	(3%)	-	10%
Weighted average discount rate	4.4%			4.5%			3.4%

    Changes in the Company’s contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) during fiscal 2020 and 2019 are as follows (in thousands):

Liabilities
Balance as of October 31, 2018	$20,875
Increase in accrued contingent consideration, net	2,630
Contingent consideration related to acquisition	2,107
Payment of contingent consideration	(7,178)
Foreign currency transaction adjustments	(108)
Balance as of October 31, 2019	18,326
Contingent consideration related to acquisitions	23,719
Increase in accrued contingent consideration, net	515
Payment of contingent consideration	(500)
Foreign currency transaction adjustments	(86)
Balance as of October 31, 2020	$41,974

    The Company's contingent consideration liability as of October 31, 2020 is included in other long-term liabilities in its Consolidated Balance Sheet and the Company records changes in accrued contingent consideration and foreign currency transaction adjustments within SG&A expenses in its Consolidated Statements of Operations.

    The Company did not have any transfers between Level 1 and Level 2 fair value measurements during fiscal 2020 and 2019.

    The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of October 31, 2020 due to the relatively short maturity of the respective instruments.  The carrying amount of long-term debt approximates fair value due to its variable interest rates.

Index
9.     LEASES

The Company adopted ASC 842, Leases, as of November 1, 2019 using a modified transition approach as described in Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements, and did not adjust the prior comparative periods.

The Company’s lease arrangements primarily pertain to manufacturing facilities, office buildings, equipment, land and vehicles. The Company evaluates whether a contractual arrangement that provides it with control over the use of an asset is, or contains, a lease at the inception date. The term of a lease is inclusive of any option to renew, extend, or terminate the lease when it is reasonably certain that the Company will exercise such option. The Company classifies a lease as operating or finance using the classification criteria set forth in ASC 842. HEICO recognizes lease right-of-use (“ROU”) assets and corresponding lease liabilities as of the lease commencement date based on the present value of the lease payments over the lease term. The discount rate used to calculate the present value of the Company’s leases is based on HEICO’s incremental borrowing rate and considers credit risk, the lease term and other available information as of the commencement date since the leases do not provide a readily determinable implicit rate. Variable lease payments that depend on an index or a rate are included in the determination of ROU assets and lease liabilities using the index or rate at the lease commencement date. Variable lease payments that do not depend on an index or rate or resulting from changes in an index or rate subsequent to the lease commencement date, are recorded as lease expense in the period in which the obligation for the payment is incurred. The Company’s ROU assets are increased by any prepaid lease payments and initial direct costs and reduced by any lease incentives. The Company’s leases do not contain any material residual value guarantees or restrictive covenants.

    HEICO’s lease ROU assets represent its right to use an underlying asset during the lease term and its lease liabilities represent the Company’s obligation to make lease payments arising from the lease. HEICO’s operating lease ROU assets are included within other assets and its operating lease liabilities are included within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheet. HEICO's finance lease ROU assets are included within property, plant and equipment and its finance lease liabilities are included within long-term debt, net of current maturities and current maturities of long-term debt within the Company's Consolidated Balance Sheet. The following table presents the Company’s lease ROU assets and lease liabilities (in thousands):

	As of October 31, 2020
	Operating Leases	Finance Leases
Right-of-use assets	$57,103	$10,512

Current lease liabilities	$14,180	$1,034
Long-term lease liabilities	44,114	8,533
Total lease liabilities	$58,294	$9,567

Index
The Company’s operating lease expense is recorded within cost of sales and/or selling, general, and administrative ("SG&A") expenses in the Company’s Consolidated Statements of Operations. The Company's finance lease expense consists of amortization of ROU assets and interest on lease liabilities, which are included within cost of sales and/or SG&A expenses, and interest expense, respectively, in the Company's Consolidated Statements of Operations. Further, interest expense on finance leases is recognized using the effective interest method based on the discount rate determined at lease commencement. The following table presents the components of lease expense for fiscal 2020 (in thousands):

Year ended
October 31, 2020
Operating Leases:
Operating lease expense	$17,317
Variable lease expense	3,225
Total operating lease expense (1)	$20,542

Finance Leases:
Amortization on finance lease ROU assets	$874
Interest on finance lease liabilities	416
Total finance lease expense	$1,290

(1)    Excludes short-term lease expense, which is not material.

The following table presents a maturity analysis of the Company's lease liabilities as of October 31, 2020 for the next five fiscal years and thereafter (in thousands):

	Operating Leases	Finance Leases
Year ending October 31,
2021	$16,549	$1,436
2022	15,228	1,429
2023	9,164	1,098
2024	5,326	1,005
2025	4,506	959
Thereafter	20,005	6,217
Total minimum lease payments	70,778	12,144
Less: imputed interest	(12,484)	(2,577)
Present value of minimum lease payments	$58,294	$9,567

Index
The Company does not have any material leases that have been signed but have yet to commence as of October 31, 2020.

The following table presents the weighted average remaining lease term and discount rate of the Company’s leases as of October 31, 2020:

	As of October 31, 2020
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	7	10.8
Weighted average discount rate	5.1%	4.5%

The following table presents supplemental disclosures of cash flow information associated with the Company's leases for fiscal 2020 (in thousands):

	Year ended October 31, 2020
	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$16,965	$416
Financing cash flows	—	921
Right-of-use assets obtained in exchange for new lease liabilities	$8,648	$1,808

As previously disclosed in the Company's audited financial statements for the fiscal year ended October 31, 2019, and under the previous lease accounting standard, the following table presents the future minimum lease payments under non-cancellable operating leases and capital leases for the next five fiscal years and thereafter as of October 31, 2019 (in thousands):

	Operating Leases	Capital Leases
Year ending October 31,
2020	$15,508	$1,213
2021	15,563	1,212
2022	13,808	1,203
2023	8,515	906
2024	4,741	832
Thereafter	18,812	5,596
Total minimum lease payments	$76,947	10,962
Less: imputed interest		(2,327)
Present value of minimum lease payments		$8,635

Index
Prior to the adoption of ASC 842, total rent expense charged to operations for operating leases in fiscal 2019 and 2018 amounted to $20.0 million and $17.5 million, respectively.

Prior to the adoption of ASC 842, property, plant and equipment acquired through capital lease obligations totaled $.1 million and $7.2 million in fiscal 2019 and 2018, respectively.

10.    SHAREHOLDERS’ EQUITY

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

Share Repurchases

    In 1990, the Company's Board of Directors authorized a share repurchase program, which allows the Company to repurchase shares of Company common stock in the open market or in privately negotiated transactions at the Company's discretion, subject to certain restrictions included in the Company's revolving credit agreement. As of October 31, 2020, the maximum number of shares that may yet be purchased under this program was 4,886,353 of either or both of the Company's Class A Common Stock and the Company's Common Stock. The repurchase program does not have a fixed termination date. During fiscal 2020, 2019 and 2018, the Company did not repurchase any shares of Company common stock under this program.

During fiscal 2020, the Company repurchased an aggregate 127,851 shares of Class A Common Stock at a total cost of $12.1 million. During fiscal 2019, the Company repurchased an aggregate 476,586 shares and 111,730 shares of Common Stock and Class A Common Stock, respectively, at a total cost of $53.1 million and $10.9 million, respectively. During fiscal 2018, the Company repurchased an aggregate 332,140 shares and 18,145 shares of Common Stock and Class A Common Stock, respectively, at a total cost of $23.9 million and $1.1 million, respectively. The shares repurchased represent shares tendered as payments to satisfy employee withholding taxes due upon exercises of stock option awards. The shares repurchased in fiscal 2020, 2019 and 2018 did not impact the number of shares authorized for future purchase under the Company’s share repurchase program and are reflected as redemptions of common stock related to stock option exercises in the Company's Consolidated Statements of Shareholders' Equity and Consolidated Statements of Cash Flows.

Index
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

11.    SHARE-BASED COMPENSATION

    The Company currently has one stock option plan, the HEICO Corporation 2018 Incentive Compensation Plan ("2018 Plan"), which enables the Company to grant various forms of share-based compensation awards including stock options, restricted stock, restricted stock awards and stock appreciation rights. The 2018 Plan became effective in fiscal 2018 and replaced the Company's 2012 Incentive Compensation Plan (“2012 Plan”). Options outstanding under the Company's 2012 Plan, 2002 Stock Option Plan and Non-Qualified Stock Option Plan may be exercised pursuant to their terms. The total number of shares approved by the shareholders of the Company for the 2018 Plan is 5.0 million plus any options outstanding under the 2012 Plan as of the 2018 Plan's effective date that are subsequently forfeited or expire.  A total of approximately 8.1 million shares of the Company's common stock are reserved for issuance to employees, directors, officers and consultants as of October 31, 2020, including 4.0 million shares currently under option and 4.1 million shares available for future grants.

    Stock options granted pursuant to the 2018 Plan may be designated as Common Stock and/or Class A Common Stock in such proportions as shall be determined by the Board of Directors or the Stock Option Plan Committee at its sole discretion.  The exercise price per share of a stock option granted under the 2018 Plan may not be less than the fair market value of the designated class of Company common stock as of the date of grant and stock option grants vest ratably over a period specified as of the date of grant (generally five years) and expire ten years after the date of grant.  Options issued under the 2018 Plan may be designated as incentive stock options or non-qualified stock options, but only employees are eligible to receive incentive stock options and no incentive stock options were outstanding as of October 31, 2020.  The 2018 Plan will terminate no later than the tenth anniversary of its effective date.

Index
    Information concerning share-based activity for each of the last three fiscal years ended October 31 is as follows (in thousands, except per share data):

		Shares Under Option
	Shares Available For Grant	Shares	Weighted Average Exercise Price
Outstanding as of October 31, 2017	830	7,297	$18.58
Shares approved by the Company's shareholders for the 2018 Incentive Compensation Plan	5,000	—	$—
Cancelled unissued shares under the 2012 Incentive Compensation Plan	(830)	—	$—
Granted	(412)	412	$65.64
Exercised	—	(1,285)	$10.54
Cancelled	24	(24)	$28.85
Outstanding as of October 31, 2018	4,612	6,400	$23.19
Granted	(538)	538	$73.30
Exercised	—	(2,235)	$12.98
Cancelled	11	(11)	$49.79
Outstanding as of October 31, 2019	4,085	4,692	$33.73
Granted	(29)	29	$97.00
Exercised	—	(720)	$19.32
Cancelled	8	(8)	$55.61
Outstanding as of October 31, 2020	4,064	3,993	$36.75

Information concerning stock options outstanding (all of which are vested or expected to vest) and stock options exercisable by class of common stock as of October 31, 2020 is as follows (in thousands, except per share and contractual life data):

	Options Outstanding
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Common Stock	1,681	$35.91	4.7	$116,257
Class A Common Stock	2,312	$37.36	5.5	129,929
	3,993	$36.75	5.2	$246,186

	Options Exercisable
	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Common Stock	1,256	$27.46	4.0	$97,467
Class A Common Stock	1,458	$27.57	4.4	96,137
	2,714	$27.52	4.2	$193,604

Index
    Information concerning stock options exercised is as follows (in thousands):

	Year ended October 31,
	2020	2019	2018
Cash proceeds from stock option exercises	$6,955	$8,547	$4,031
Tax benefit realized from stock option exercises	48,326	16,490	2,162
Intrinsic value of stock option exercises	53,384	204,901	75,152

    Net income from consolidated operations for the fiscal years ended October 31, 2020, 2019 and 2018 includes compensation expense of $10.1 million, $10.3 million and $9.3 million, respectively, and an income tax benefit of $1.9 million, $2.0 million and $2.2 million, respectively, related to the Company’s stock options.  Substantially all of the stock option compensation expense was recorded as a component of SG&A expenses in the Company’s Consolidated Statements of Operations.  As of October 31, 2020, there was $18.9 million of pre-tax unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 2.5 years.  The total fair value of stock options that vested in fiscal 2020, 2019 and 2018 was $10.5 million, $8.9 million and $8.5 million, respectively.  If there were a change in control of the Company, all of the unvested options outstanding as of October 31, 2020 would become immediately exercisable.

The fair value of each stock option grant in fiscal 2020, 2019 and 2018 was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year ended October 31,
	2020	2019		2018
	Class A Common Stock	Common Stock	Class A Common Stock	Common Stock	Class A Common Stock
Expected stock price volatility	24.94%	28.52%	24.81%	31.00%	27.69%
Risk-free interest rate	1.72%	2.52%	2.69%	2.83%	2.81%
Dividend yield	.21%	.22%	.22%	.24%	.29%
Forfeiture rate	.00%	.00%	.00%	.00%	.00%
Expected option life (years)	6	8	6	9	8
Weighted average fair value	$26.86	$33.88	$19.64	$30.00	$20.93

Index
12.    EMPLOYEE RETIREMENT PLANS

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

Participants receive 100% vesting in Employee Contributions and on cash dividends received on Company common stock.  Vesting in Employer Contributions is based on a participant’s number of Years of Service.  Employer Contributions to the 401(k) Plan charged to income in fiscal 2020, 2019 and 2018 totaled $9.6 million, $9.5 million and $8.0 million, respectively, and were made through the issuance of new shares of Company common stock and the use of forfeited shares within the 401(k) Plan.

Information concerning share-based activity pertaining to the 401(k) Plan for each of the last three fiscal years ended October 31 is as follows (in thousands):

	Common Stock	Class A Common Stock
Shares available for issuance as of October 31, 2017	398	398
Issuance of common stock to the 401(k) Plan	(65)	(65)
Shares available for issuance as of October 31, 2018	333	333
Issuance of common stock to the 401(k) Plan	(53)	(53)
Shares available for issuance as of October 31, 2019	280	280
Issuance of common stock to the 401(k) Plan	(52)	(52)
Shares available for issuance as of October 31, 2020	228	228

Index
13.    REDEEMABLE NONCONTROLLING INTERESTS

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

	As of October 31,
	2020	2019
Redeemable at fair value	$179,415	$136,611
Redeemable based on a multiple of future earnings	41,793	51,653
Redeemable noncontrolling interests	$221,208	$188,264

Index
    A summary of the Put Rights associated with the redeemable noncontrolling interests in certain of the Company’s subsidiaries as of October 31, 2020 is as follows:

Subsidiary Acquisition Year	Operating Segment	Company Ownership Interest	Earliest Put Right Year	Purchase Period (Years)
2005	ETG	95.9%	2021 (1)	4 (2)
2006	FSG	80.1%	2021 (1)	4
2008	FSG	86.2%	2024	4 (3)
2009	ETG	82.5%	2021 (1)	1
2012	FSG	84.0%	2021 (1)	4
2012	FSG	80.1%	2021 (1)	4
2015	FSG	85.0%	2021	3 (4)
2015	FSG	80.1%	2021 (1)	4
2015	FSG	80.1%	2022	4
2015	ETG	80.1%	2021 (1)	2
2017	FSG	80.1%	2022	2 (5)
2018	ETG	85.0%	2021	1
2019	ETG	92.7%	2023	4
2019	ETG	85.0%	2024	4
2019	FSG	80.1%	2026	4
2019	ETG	75.0%	2024	4 (6)
2020	ETG	80.1%	2025	4
2020	FSG	70.0%	2027	4
2020	ETG	75.0%	2024	4 (6)
2020	ETG	90.0%	2025	4

(1)    Currently puttable.
(2)    A portion is to be purchased in a lump sum.
(3)    Based on the Put Right exercised in fiscal 2020, 3.8% of the noncontrolling interest will be acquired by the Company in fiscal 2021 and the Put Right for the remaining 10% interest may be exercised no earlier than fiscal 2024 to cause the Company to purchase the noncontrolling interest over a four-year period.
(4)    The Put Right for the remaining 15% noncontrolling interest may be exercised in 5% increments annually beginning in fiscal 2021.
(5)     Half of the 19.9% noncontrolling interest will be purchased in the year the Put Right is exercised and the other half will be purchased two years later.
(6)     The exercise of the Put Right for either entity will automatically trigger a Put Right exercise for the other entity.

    The estimated aggregate Redemption Amount of the Put Rights that are currently puttable or becoming puttable during fiscal 2021 is approximately $82.0 million, of which approximately

Index
$50.9 million would be payable in fiscal 2021 should all of the eligible associated noncontrolling interest holders elect to exercise their Put Rights during fiscal 2021. Additionally, the Company has call rights to purchase the equity interests of the noncontrolling holders over the same purchase period as the Put Rights.

During fiscal 2020, the holder of a 20% noncontrolling equity interest in a subsidiary of the FSG that was acquired in fiscal 2015 exercised their option to cause the Company to purchase one-fourth of their interest. The Company acquired the 5% noncontrolling interest in May 2020, which increased its ownership interest in the subsidiary to approximately 85%.

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

14.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

    The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Year ended October 31,
	2020	2019	2018
Numerator:
Net income attributable to HEICO	$313,984	$327,896	$259,233

Denominator:
Weighted average common shares outstanding - basic	134,754	133,640	132,543
Effect of dilutive stock options	2,548	3,710	4,153
Weighted average common shares outstanding - diluted	137,302	137,350	136,696

Net income per share attributable to HEICO shareholders:
Basic	$2.33	$2.45	$1.96
Diluted	$2.29	$2.39	$1.90

Anti-dilutive stock options excluded	258	330	512

Index
15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales:
2020	$506,275	$468,146	$386,410	$426,178
2019	$466,146	$515,648	$532,324	$541,529
Gross profit:
2020	$198,047	$178,890	$143,483	$161,707
2019	$182,237	$209,387	$212,831	$209,385
Net income from consolidated operations:
2020	$129,802	$80,909	$57,564	$67,580
2019	$88,026	$90,083	$89,059	$92,573
Net income attributable to HEICO:
2020	$121,888	$75,453	$54,316	$62,327
2019	$79,332	$81,782	$81,098	$85,684
Net income per share attributable to HEICO:
Basic:
2020	$.91	$.56	$.40	$.46
2019	$.60	$.61	$.61	$.64
Diluted:
2020	$.89	$.55	$.40	$.45
2019	$.58	$.60	$.59	$.62

    During the first quarter of fiscal 2020, the Company recognized a $47.6 million discrete tax benefit from stock option exercises, which, net of noncontrolling interests, increased net income attributable to HEICO by $46.3 million, or $.34 per basic and diluted share. During the first quarter of fiscal 2019, the Company recognized a $16.6 million discrete tax benefit from stock option exercises, which, net of noncontrolling interests, increased net income attributable to HEICO by $15.1 million, or $.11 per basic and diluted share.

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

    The FSG designs and manufactures jet engine and aircraft component replacement parts, which are approved by the FAA. In addition, the FSG repairs, overhauls and distributes jet engine and aircraft components, avionics and instruments for domestic and foreign commercial air carriers and aircraft repair companies as well as military and business aircraft operators. The FSG also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the U.S government. Additionally, the FSG is a leading supplier, distributor, and integrator of military aircraft parts and support services primarily to foreign military organizations allied with the U.S. and a leading manufacturer of advanced niche components and complex composite assemblies for commercial aviation, defense and space applications. Further, the FSG engineers, designs and manufactures thermal insulation blankets and parts as well as removable/reusable insulation systems for aerospace, defense, commercial and industrial applications; manufactures expanded foil mesh for lightning strike protection in fixed and rotary wing aircraft; distributes aviation electrical interconnect products and electromechanical parts; and overhauls industrial pumps, motors, and other hydraulic units with a focus on the support of legacy systems for the U.S. Navy.

    The ETG collectively designs, manufactures and sells various types of electronic, data and microwave, and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, power conversion products, underwater locator beacons, emergency locator transmission beacons, flight deck annunciators, panels and indicators, electromagnetic and radio frequency interference shielding and filters, high power capacitor charging power supplies, amplifiers, traveling wave tube amplifiers, photodetectors, amplifier modules, microwave power modules, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies, high voltage power supplies, high voltage interconnection devices and wire, high voltage energy generators, high frequency power delivery systems, three-dimensional microelectronic and stacked memory products, harsh environment electronic connectors and other interconnect products, RF and microwave amplifiers, transmitters and receivers; RF sources, detectors and controllers, wireless cabin control systems, solid state power distribution and management systems, crashworthy and ballistically self-sealing auxiliary fuel systems, nuclear radiation detectors, communications and electronic intercept receivers and tuners, fuel level sensing systems, high-speed interface products that link devices, high performance active antenna systems for commercial aircraft, precision guided munitions, other defense applications and commercial uses; silicone material for a variety of demanding applications; precision power

Index
analog monolithic, hybrid and open frame components; high-reliability ceramic-to-metal feedthroughs and connectors, technical surveillance countermeasures (TSCM) equipment to detect devices used for espionage and information theft; and rugged small-form factor embedded computing solutions.

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

    Information on the Company’s two operating segments, the FSG and the ETG, for each of the last three fiscal years ended October 31 is as follows (in thousands):

	Segment		Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	FSG	ETG
Year ended October 31, 2020:
Net sales	$924,812	$874,987	($12,790)	$1,787,009
Depreciation	14,339	11,722	1,006	27,067
Amortization	19,957	40,553	984	61,494
Operating income	143,051	258,814	(25,217)	376,648
Capital expenditures	10,843	12,025	72	22,940

Year ended October 31, 2019:
Net sales	$1,240,183	$834,522	($19,058)	$2,055,647
Depreciation	13,793	10,957	1,008	25,758
Amortization	19,624	37,131	984	57,739
Operating income	242,029	245,743	(30,675)	457,097
Capital expenditures	17,036	11,826	76	28,938

Year ended October 31, 2018:
Net sales	$1,097,937	$701,827	($22,043)	$1,777,721
Depreciation	13,322	9,225	692	23,239
Amortization	19,530	33,339	1,083	53,952
Operating income	206,623	204,508	(34,886)	376,245
Capital expenditures	13,074	9,531	19,266	41,871

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Index
    Total assets by operating segment are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
As of October 31,	FSG	ETG
2020	$1,127,666	$1,896,671	$523,374	$3,547,711
2019	1,149,737	1,643,032	176,442	2,969,211

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

	2020	2019	2018
Net sales:
United States of America	$1,193,497	$1,308,943	$1,127,998
Other countries	593,512	746,704	649,723
Total net sales	$1,787,009	$2,055,647	$1,777,721

Long-lived assets:
United States of America	$139,197	$143,350	$124,225
Other countries	29,651	29,995	30,514
Total long-lived assets	$168,848	$173,345	$154,739

17.    COMMITMENTS AND CONTINGENCIES

Guarantees

    As of October 31, 2020, the Company has arranged for standby letters of credit aggregating $14.6 million, which are supported by its revolving credit facility and principally pertain to performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries as well as payment guarantees related to potential workers' compensation claims and a facility lease.

Index
Product Warranty

    Changes in the Company’s product warranty liability in fiscal 2020 and 2019 are as follows (in thousands):

	Year ended October 31,
	2020	2019
Balances as of beginning of year	$2,810	$3,306
Accruals for warranties	1,749	2,061
Acquired warranty liabilities	150	—
Warranty claims settled	(1,694)	(2,557)
Balances as of end of year	$3,015	$2,810

Litigation

The Company is involved in various legal actions arising in the normal course of business.  Based upon the Company’s and its legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

18.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The following table presents supplemental disclosures of cash flow information and non-cash investing activities for fiscal 2020, 2019 and 2018 (in thousands):

	Year ended October 31,
	2020	2019	2018
Cash paid for income taxes	$42,552	$82,211	$90,488
Cash received from income tax refunds	(1,371)	(578)	(1,510)
Cash paid for interest	13,418	22,158	19,233
Contingent consideration	23,719	2,107	—
Additional purchase consideration	283	—	(407)

See Note 9, Leases, for additional information regarding supplemental disclosures of cash flow information.

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

    Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).  Based on its assessment, management concluded that the Company’s internal control over financial reporting is effective as of October 31, 2020.

Index
    As permitted by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition and management elected to exclude Connect Tech Inc., Transformational Security, LLC, Intelligent Devices, Inc., Rocky Mountain Hydrostatics, LLC, the Human-Machine Interface product line of Spectralux Corporation and Quell Corporation, (collectively, the "Excluded Acquisitions") from its assessment of internal control over financial reporting as of October 31, 2020. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for additional information. The aggregate assets and net sales of the Excluded Acquisitions constituted 6.6% and 1.5% of the Company's consolidated total assets and net sales as of and for the year ended October 31, 2020, respectively.

    Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company’s consolidated financial statements and financial statement schedule included in this Annual Report on Form 10-K for the year ended October 31, 2020.  A copy of their report is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.  Deloitte & Touche LLP has issued their attestation report on management’s internal control over financial reporting, which is set forth below.

Changes in Internal Control Over Financial Reporting

    There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

    As described in Management's Annual Report on Internal Control Over Financial Reporting, the Company made several acquisitions during fiscal 2020 and is in the process of integrating each one into its overall internal control over financial reporting process.

Attestation Report of the Company's Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HEICO Corporation
Hollywood, Florida

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of HEICO Corporation and subsidiaries (the "Company") as of October 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Index
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2020 of the Company and our report dated December 23, 2020 expressed an unqualified opinion on those financial statements and financial statement schedule.

Basis for Opinion

As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Connect Tech Inc., Transformational Security, LLC, Intelligent Devices, Inc., Rocky Mountain Hydrostatics, LLC, the Human-Machine Interface product line of Spectralux Corporation and Quell Corporation, (collectively, the "Excluded Acquisitions") which were acquired during the year ended October 31, 2020, and whose financial statements constitute 6.6% of total assets and 1.5% of net sales of the Company's consolidated financial statement amounts as of and for the year ended October 31, 2020, respectively. Accordingly, our audit did not include the internal control over financial reporting of the Excluded Acquisitions. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

Miami, Florida
December 23, 2020

Item 9B.    OTHER INFORMATION

As previously disclosed, on April 15, 2020, the Company announced certain cost reduction efforts in light of the Pandemic, including temporarily reducing the salaries of executive officers and the compensation of directors by 20%. On December 18, 2020, the Compensation Committee of the Board of Directors approved terminating the reductions and restoring the full salaries of executive officers and the full compensation of directors, effective February 1, 2021.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    Information concerning the members of the Board of Directors of the Company, including the Finance/Audit Committee of the Board of Directors, the independence of its members and the "audit committee financial expert" as defined by the Securities and Exchange Commission ("Commission"), as well as information concerning other corporate governance matters and compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2020.

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

Index
Item 11.    EXECUTIVE COMPENSATION

    Information concerning executive compensation required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2020.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
    Information concerning security ownership of certain beneficial owners and management and related stockholder matters required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2020.
Equity Compensation Plan Information
    The following table summarizes information about our equity compensation plans as of October 31, 2020 (in thousands, except per share data):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (2)
Equity compensation plans approved by security holders (1)	3,993	$36.75	4,064
Equity compensation plans not approved by security holders	—	—	—
Total	3,993	$36.75	4,064
__________________

(1)Represents aggregated information pertaining to our four equity compensation plans: the HEICO Corporation 2018 Incentive Compensation Plan, the 2012 Incentive Compensation Plan, the 2002 Stock Option Plan and the Non-Qualified Stock Option Plan.  See Note 11, Share-Based Compensation, of the Notes to Consolidated Financial Statements for further information regarding these plans.

(2)Shares are available for future grant in column (c) solely under the HEICO Corporation 2018 Incentive Compensation Plan, under a formula that counts one share against the available share reserve for each one share subject to a stock option or stock appreciation right, and counts 2.5 shares against the available share reserve for each one share subject to a restricted stock award, a restricted stock unit award, a free-standing dividend equivalent award, or any other stock-based award or a performance award denominated in shares. Additionally, the 4,064 remaining number of securities available for future issuance may be designated as Common Stock and/or Class A Common Stock in such proportions as shall be determined by the Board of Directors or the Stock Option Plan Committee at its sole discretion.

Index
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    Information concerning certain relationships and related transactions and director independence required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2020.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Information concerning fees and services by the principal accountant required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2020.

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

3.6	—	Articles of Amendment of the Articles of Incorporation of the Registrant, dated March 26, 2012, are incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 29, 2012. *

3.7	—	Articles of Amendment of the Articles of Incorporation of the Registrant, dated March 16, 2018, are incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 20, 2018. *

3.8	—	Amended and Restated Bylaws of the Registrant, effective as of September 22, 2014, are incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 25, 2014. *

4.1	—	Description of HEICO Corporation Capital Stock is incorporated by reference to Exhibit 4.1 to the Form 10-K for the year ended October 31, 2019. *

10.1#	—
HEICO Savings and Investment Plan, as amended and restated effective as of January 1, 2012 is incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarterly period ended January 31, 2013. *

10.2#	—	First Amendment, effective January 1, 2020, to the HEICO Savings and Investment Plan. **

10.3#	—	Non-Qualified Stock Option Agreement for Directors, Officers and Employees is incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended October 31, 1985. *

Index

Exhibit		Description

10.4#	—	HEICO Corporation Amended and Restated 2002 Stock Option Plan, effective March 28, 2008, is incorporated by reference to Appendix A to the Form DEF-14A filed on February 28, 2008. *

10.5#	—	HEICO Corporation 2012 Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 29, 2012. *

10.6#	—	HEICO Corporation 2018 Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 20, 2018. *

10.7#	—	HEICO Corporation Directors’ Retirement Plan, as amended, dated as of May 31, 1991, is incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended October 31, 1992. *

10.8#	—
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

10.10#	—
Shareholders Agreement, dated October 30, 1997, by and between HEICO Aerospace Holdings Corp., HEICO Aerospace Corporation and all of the shareholders of HEICO Aerospace Holdings Corp. and Lufthansa Technik AG is incorporated by reference to Exhibit 10.32 to the Form 10-K/A for the year ended October 31, 1997. *

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
First Amendment to Revolving Credit Agreement, effective as of December 11, 2020, among HEICO Corporation, as Borrower, the Lenders from time to time party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 14, 2020. *

10.13	—
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

Index

Exhibit		Description

21	—	Subsidiaries of HEICO Corporation. **

23	—	Consent of Independent Registered Public Accounting Firm. **

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. **

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. **

32.1	—	Section 1350 Certification of Chief Executive Officer. ***

32.2	—	Section 1350 Certification of Chief Financial Officer. ***

101.INS	—	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document. **

101.SCH	—	Inline XBRL Taxonomy Extension Schema Document. **

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document. **

101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document. **

101.LAB	—	Inline XBRL Taxonomy Extension Labels Linkbase Document. **

101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document. **

104	—	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). **

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit.
*	Previously filed.
**	Filed herewith.
***	Furnished herewith.

Item 16.  FORM 10-K SUMMARY

    None

Index
HEICO CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Year ended October 31,
	2020	2019	2018
Allowance for doubtful accounts (in thousands):
Allowance as of beginning of year	$3,666	$3,258	$3,006
Additions charged to costs and expenses (a)	9,834	638	492
Additions charged (credited) to other accounts (b)	128	10	(13)
Deductions (c)	(890)	(240)	(227)
Allowance as of end of year	$12,738	$3,666	$3,258

(a)Additions charged to costs and expenses were higher in fiscal 2020 as compared to fiscal 2019 and fiscal 2018 principally due to potential collection difficulties from certain commercial aviation customers that filed for bankruptcy protection in fiscal 2020 as a result of the financial impact from the COVID-19 global pandemic (the "Pandemic").
(b)Principally additions from acquisitions and foreign currency translation adjustments.
(c)Principally write-offs of uncollectible accounts receivables.

	Year ended October 31,
	2020	2019	2018
Inventory valuation reserves (in thousands):
Reserves as of beginning of year	$103,821	$95,391	$92,148
Additions charged to costs and expenses (a)	27,030	10,148	9,227
(Deductions) additions charged to other accounts (b)	(63)	1,885	1,270
Deductions (c)	(3,855)	(3,603)	(7,254)
Reserves as of end of year	$126,933	$103,821	$95,391

(a)Additions charged to costs and expenses were higher in fiscal 2020 as compared to fiscal 2019 and 2018 principally due to the significant decline in global commercial air travel due to the ongoing Pandemic resulting in lower demand for the Company's commercial aviation products and services and certain specific obsolescence reserves following the accelerated retirement of certain older aircraft by major U.S. carriers.
(b)Principally additions from acquisitions and foreign currency translation adjustments.
(c)Principally write-offs of slow-moving, obsolete or damaged inventory.

Index
SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEICO CORPORATION

Date:	December 23, 2020	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position(s)	Date

/s/ LAURANS A. MENDELSON	Chairman of the Board; Chief Executive Officer; and Director (Principal Executive Officer)	December 23, 2020
Laurans A. Mendelson

/s/ THOMAS M. CULLIGAN	Director	December 23, 2020
Thomas M. Culligan

/s/ ADOLFO HENRIQUES	Director	December 23, 2020
Adolfo Henriques

/s/ MARK H. HILDEBRANDT	Director	December 23, 2020
Mark H. Hildebrandt

/s/ ERIC A. MENDELSON	Co-President and Director	December 23, 2020
Eric A. Mendelson

/s/ VICTOR H. MENDELSON	Co-President and Director	December 23, 2020
Victor H. Mendelson

/s/ JULIE NEITZEL	Director	December 23, 2020
Julie Neitzel

/s/ ALAN SCHRIESHEIM	Director	December 23, 2020
Alan Schriesheim

/s/ FRANK J. SCHWITTER	Director	December 23, 2020
Frank J. Schwitter