Form 10-Q
period 2021-01-31
HEICO CORP
filed 2021-02-25
CIK 46619

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of February 24, 2021 is as follows:

Common Stock, $.01 par value	54,200,427	shares
Class A Common Stock, $.01 par value	81,060,661	shares

Index
HEICO CORPORATION

Index
PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	January 31, 2021	October 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$399,403	$406,852
Accounts receivable, net	202,318	210,433
Contract assets	57,876	60,429
Inventories, net	462,854	463,205
Prepaid expenses and other current assets	26,648	24,706
Total current assets	1,149,099	1,165,625

Property, plant and equipment, net	177,968	168,848
Goodwill	1,388,046	1,383,167
Intangible assets, net	565,921	579,041
Other assets	284,550	251,030
Total assets	$3,565,584	$3,547,711

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,089	$1,045
Trade accounts payable	78,292	76,237
Accrued expenses and other current liabilities	151,788	162,232
Income taxes payable	3,506	1,647
Total current liabilities	234,675	241,161

Long-term debt, net of current maturities	668,595	738,786
Deferred income taxes	47,598	55,658
Other long-term liabilities	312,332	280,291
Total liabilities	1,263,200	1,315,896

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 2)	222,225	221,208

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 shares authorized; 54,195 and 54,195 shares issued and outstanding	542	542
Class A Common Stock, $.01 par value per share; 150,000 shares authorized; 81,053 and 80,923 shares issued and outstanding	811	809
Capital in excess of par value	301,107	299,930
Deferred compensation obligation	4,777	4,886
HEICO stock held by irrevocable trust	(4,777)	(4,886)
Accumulated other comprehensive income (loss)	2,129	(9,149)
Retained earnings	1,744,247	1,688,045
Total HEICO shareholders’ equity	2,048,836	1,980,177
Noncontrolling interests	31,323	30,430
Total shareholders’ equity	2,080,159	2,010,607
Total liabilities and equity	$3,565,584	$3,547,711
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Three months ended January 31,
	2021	2020

Net sales	$417,902	$506,275

Operating costs and expenses:
Cost of sales	259,468	308,228
Selling, general and administrative expenses	78,149	87,057

Total operating costs and expenses	337,617	395,285

Operating income	80,285	110,990

Interest expense	(2,448)	(4,283)
Other income	711	195

Income before income taxes and noncontrolling interests	78,548	106,902

Income tax expense (benefit)	2,300	(22,900)

Net income from consolidated operations	76,248	129,802

Less: Net income attributable to noncontrolling interests	5,652	7,914

Net income attributable to HEICO	$70,596	$121,888

Net income per share attributable to HEICO shareholders:
Basic	$.52	$.91
Diluted	$.51	$.89

Weighted average number of common shares outstanding:
Basic	135,210	134,523
Diluted	137,742	137,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Three months ended January 31,
	2021	2020

Net income from consolidated operations	$76,248	$129,802
Other comprehensive income (loss):
Foreign currency translation adjustments	11,648	(2,678)
Amortization of unrealized loss on defined benefit pension plan, net of tax	34	24
Total other comprehensive income (loss)	11,682	(2,654)
Comprehensive income from consolidated operations	87,930	127,148
Net income attributable to noncontrolling interests	5,652	7,914
Foreign currency translation adjustments attributable to noncontrolling interests	404	(130)
Comprehensive income attributable to noncontrolling interests	6,056	7,784
Comprehensive income attributable to HEICO	$81,874	$119,364
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2020	$221,208	$542	$809	$299,930	$4,886	($4,886)	($9,149)	$1,688,045	$30,430	$2,010,607
Comprehensive income	4,797	—	—	—	—	—	11,278	70,596	1,259	83,133
Cash dividends ($.08 per share)	—	—	—	—	—	—	—	(10,818)	—	(10,818)
Share-based compensation expense	—	—	—	2,229	—	—	—	—	—	2,229
Proceeds from stock option exercises	—	—	2	2,448	—	—	—	—	—	2,450
Redemptions of common stock related to stock option exercises	—	—	—	(3,571)	—	—	—	—	—	(3,571)
Distributions to noncontrolling interests	(7,378)	—	—	—	—	—	—	—	(366)	(366)
Adjustments to redemption amount of redeemable noncontrolling interests	3,576	—	—	—	—	—	—	(3,576)	—	(3,576)
Deferred compensation obligation	—	—	—	—	(109)	109	—	—	—	—
Other	22	—	—	71	—	—	—	—	—	71
Balances as of January 31, 2021	$222,225	$542	$811	$301,107	$4,777	($4,777)	$2,129	$1,744,247	$31,323	$2,080,159

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2019	$188,264	$541	$804	$284,609	$4,232	($4,232)	($16,739)	$1,397,327	$28,118	$1,694,660
Comprehensive income	4,767	—	—	—	—	—	(2,524)	121,888	3,017	122,381
Cash dividends ($.08 per share)	—	—	—	—	—	—	—	(10,762)	—	(10,762)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	1,298	—	—	—	—	—	1,298
Share-based compensation expense	—	—	—	2,646	—	—	—	—	—	2,646
Proceeds from stock option exercises	—	—	1	1,527	—	—	—	—	—	1,528
Redemptions of common stock related to stock option exercises	—	—	—	(2,562)	—	—	—	—	—	(2,562)
Noncontrolling interests assumed related to acquisitions	7,540	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(4,347)	—	—	—	—	—	—	—	(534)	(534)
Adjustments to redemption amount of redeemable noncontrolling interests	(331)	—	—	—	—	—	—	331	—	331
Other	—	—	—	261	—	—	—	—	—	261
Balances as of January 31, 2020	$195,893	$541	$805	$287,779	$4,232	($4,232)	($19,263)	$1,508,784	$30,601	$1,809,247
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Three months ended January 31,
	2021	2020
Operating Activities:
Net income from consolidated operations	$76,248	$129,802
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	23,003	21,583
Share-based compensation expense	2,229	2,646
Employer contributions to HEICO Savings and Investment Plan	2,840	2,613
Deferred income tax benefit	(8,345)	(25,718)
Increase in accrued contingent consideration	432	408
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	9,234	23,734
Decrease (increase) in contract assets	2,623	(1,719)
Decrease (increase) in inventories	2,602	(20,449)
Increase in prepaid expenses and other current assets	(6,614)	(3,303)
Increase (decrease) in trade accounts payable	1,641	(10,678)
Decrease in accrued expenses and other current liabilities	(19,241)	(48,319)
Increase (decrease) in income taxes payable	6,627	(1,334)
Net changes in other long-term liabilities and assets related to HEICO Leadership Compensation Plan	12,022	11,315
Other	1,898	555
Net cash provided by operating activities	107,199	81,136

Investing Activities:
Acquisitions, net of cash acquired	(345)	(45,343)
Capital expenditures	(15,509)	(6,850)
Investments related to HEICO Leadership Compensation Plan	(10,400)	(11,800)
Other	983	439
Net cash used in investing activities	(25,271)	(63,554)

Financing Activities:
Payments on revolving credit facility	(70,000)	(38,000)
Borrowings on revolving credit facility	—	45,000
Cash dividends paid	(10,818)	(10,762)
Distributions to noncontrolling interests	(7,744)	(4,881)
Redemptions of common stock related to stock option exercises	(3,571)	(2,562)
Revolving credit facility issuance costs	(1,468)	—
Proceeds from stock option exercises	2,450	1,528
Other	(256)	(538)
Net cash used in financing activities	(91,407)	(10,215)

Effect of exchange rate changes on cash	2,030	(397)

Net (decrease) increase in cash and cash equivalents	(7,449)	6,970
Cash and cash equivalents at beginning of year	406,852	57,001
Cash and cash equivalents at end of period	$399,403	$63,971
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2020. The October 31, 2020 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the three months ended January 31, 2021 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The Company has two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.

The Company's results of operations in the first quarter of fiscal 2021 continue to reflect the adverse impact from the COVID-19 global pandemic (the “Pandemic”). Most notably, demand for HEICO's commercial aviation products and services continues to be moderated by the ongoing depressed commercial aerospace market. Consolidated net sales for the Company's businesses that operate within the commercial aerospace industry decreased by approximately 43% during the first quarter of fiscal 2021, as compared to the first quarter of fiscal 2020. Looking ahead to the remainder of fiscal 2021, the extent to which the Pandemic may have a material adverse effect on the Company's future business, financial condition and results of operations will depend on many factors that are not within HEICO’s control, including but not limited to the duration, spread and severity of the Pandemic, the emergence of new coronavirus strain variants, the timing of distribution and effectiveness of COVID-19 vaccines, government responses and other actions to mitigate the spread of and to treat the Pandemic, and when and to what extent normal business, economic and social activity and conditions resume. However, the Company is cautiously optimistic that the recent vaccine progress may generate increased commercial air travel and result in a gradual recovery in demand for its commercial aerospace parts and services commencing toward the second-half of fiscal 2021.

Index
New Accounting Pronouncement

    In January 2017, the Financial Accounting Standards Board issued Accounting Standards Update "ASU" 2017-04, "Simplifying the Test for Goodwill Impairment," which is intended to simplify the current test for goodwill impairment by eliminating the second step in which the implied value of a reporting unit is calculated when the carrying value of the reporting unit exceeds its fair value. Under ASU 2017-04, goodwill impairment should be recognized for the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company adopted ASU 2017-04 in the first quarter of fiscal 2021 and will apply the guidance on a prospective basis when assessing its goodwill for impairment.

2.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	January 31, 2021	October 31, 2020
Accounts receivable	$215,145	$223,171
Less: Allowance for doubtful accounts	(12,827)	(12,738)
Accounts receivable, net	$202,318	$210,433

Inventories

(in thousands)	January 31, 2021	October 31, 2020
Finished products	$228,602	$235,501
Work in process	40,268	37,957
Materials, parts, assemblies and supplies	193,984	189,747
Inventories, net of valuation reserves	$462,854	$463,205

Property, Plant and Equipment

(in thousands)	January 31, 2021	October 31, 2020
Land	$10,877	$6,678
Buildings and improvements	128,961	120,769
Machinery, equipment and tooling	269,836	265,408
Construction in progress	9,307	8,487
	418,981	401,342
Less: Accumulated depreciation and amortization	(241,013)	(232,494)
Property, plant and equipment, net	$177,968	$168,848

Index
Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $16.0 million as of January 31, 2021 and $15.8 million as of October 31, 2020. The total customer rebates and credits deducted within net sales for the three months ended January 31, 2021 and 2020 was $.8 million and $2.1 million, respectively.

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the three months ended January 31, 2021 and 2020 is as follows (in thousands):

	Three months ended January 31,
	2021	2020
R&D expenses	$16,181	$17,103

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

	January 31, 2021	October 31, 2020
Redeemable at fair value	$180,978	$179,415
Redeemable based on a multiple of future earnings	41,247	41,793
Redeemable noncontrolling interests	$222,225	$221,208

Index
Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive income (loss) for the three months ended January 31, 2021 are as follows (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income (Loss)
Balances as of October 31, 2020	($6,460)	($2,689)	($9,149)
Unrealized gain	11,244	—	11,244
Amortization of unrealized loss	—	34	34
Balances as of January 31, 2021	$4,784	($2,655)	$2,129

3.     GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill by operating segment for the three months ended January 31, 2021 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2020	$427,565	$955,602	$1,383,167
Foreign currency translation adjustments	1,903	2,768	4,671
Adjustments to goodwill	(33)	241	208
Balances as of January 31, 2021	$429,435	$958,611	$1,388,046

Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Condensed Consolidated Statements of Comprehensive Income. The adjustments to goodwill represent immaterial measurement period adjustments to the purchase price allocation of certain fiscal 2020 acquisitions.

Index
Identifiable intangible assets consist of the following (in thousands):

	As of January 31, 2021			As of October 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$435,317	($190,688)	$244,629	$443,143	($188,919)	$254,224
Intellectual property	241,704	(89,952)	151,752	240,725	(84,686)	156,039
Licenses	6,559	(4,795)	1,764	6,559	(4,670)	1,889
Patents	1,073	(750)	323	1,071	(746)	325
Non-compete agreements	818	(818)	—	811	(811)	—
Trade names	450	(228)	222	450	(219)	231
	685,921	(287,231)	398,690	692,759	(280,051)	412,708
Non-Amortizing Assets:
Trade names	167,231	—	167,231	166,333	—	166,333
	$853,152	($287,231)	$565,921	$859,092	($280,051)	$579,041
    Amortization expense related to intangible assets for the three months ended January 31, 2021 and 2020 was $15.2 million and $13.7 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2021 is estimated to be $44.7 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $53.1 million in fiscal 2022, $47.5 million in fiscal 2023, $42.6 million in fiscal 2024, $38.2 million in fiscal 2025, $33.8 million in fiscal 2026, and $138.8 million thereafter.

4.     LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

	January 31, 2021	October 31, 2020
Borrowings under revolving credit facility	$660,000	$730,000
Finance leases and note payable	9,684	9,831
	669,684	739,831
Less: Current maturities of long-term debt	(1,089)	(1,045)
	$668,595	$738,786

The Company's borrowings under its revolving credit facility mature in fiscal 2024. As of January 31, 2021 and October 31 2020, the weighted average interest rate on borrowings under the Company's revolving credit facility was 1.2% and 1.3%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of January 31, 2021, the Company was in compliance with all such covenants.

Index
5.     REVENUE

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

    Changes in the Company’s contract assets and liabilities for the three months ended January 31, 2021 are as follows (in thousands):

	January 31, 2021	October 31, 2020	Change
Contract assets	$57,876	$60,429	($2,553)
Contract liabilities	30,004	25,631	4,373
Net contract assets	$27,872	$34,798	($6,926)

    The decrease in the Company's contract assets during the first quarter of fiscal 2021 mainly occurred within the ETG and principally reflects billings on certain customer contracts made during the quarter in excess of amounts recorded as unbilled receivables on certain customer contracts using an over-time recognition model.

    The increase in the Company's contract liabilities during the first quarter of fiscal 2021 mainly occurred within the ETG and principally reflects the receipt during the quarter of new customer deposits on certain customer contracts in excess of reductions to contract liabilities from customer deposits recognized as revenue.

    The amount of revenue that the Company recognized during the first quarter of fiscal 2021 that was included in contract liabilities as of the beginning of fiscal 2021 was $11.2 million.

Remaining Performance Obligations

    As of January 31, 2021, the Company had $486.2 million of remaining performance obligations associated with contracts with an original duration of greater than one year pertaining to the majority of the products offered by the ETG as well as certain products of the FSG's specialty products and aftermarket replacement parts product lines. The Company will recognize net sales as these obligations are satisfied. The Company expects to recognize $286.5 million of this amount during the remainder of fiscal 2021 and $199.7 million thereafter, of which the majority is expected to occur in fiscal 2022.

Index
Disaggregation of Revenue

    The following table summarizes the Company’s net sales by product line for each operating segment (in thousands):

	Three months ended January 31,
	2021	2020
Flight Support Group:
Aftermarket replacement parts (1)	$118,434	$168,267
Repair and overhaul parts and services (2)	42,412	69,287
Specialty products (3)	38,488	63,513
Total net sales	199,334	301,067

Electronic Technologies Group:
Electronic component parts primarily for defense, space and aerospace equipment (4)	167,089	160,713
Electronic component parts for equipment in various other industries (5)	56,461	47,698
Total net sales	223,550	208,411

Intersegment sales	(4,982)	(3,203)

Total consolidated net sales	$417,902	$506,275

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
(4)    Includes various component parts such as electro-optical infrared simulation and test equipment, electro-optical laser products, electro-optical, microwave and other power equipment, high-speed interface products, power conversion products, underwater locator beacons, emergency locator transmission beacons, traveling wave tube amplifiers, microwave power modules, three-dimensional microelectronic and stacked memory products, crashworthy and ballistically self-sealing auxiliary fuel systems, radio frequency (RF) and microwave amplifiers, transmitters and receivers, high performance communications and electronic intercept receivers and tuners, high performance active antenna systems, and technical surveillance countermeasures (TSCM) equipment.
(5)    Includes various component parts such as electromagnetic and radio interference shielding, high voltage interconnection devices, high voltage advanced power electronics, harsh environment connectivity products, custom molded cable assemblies, silicone material for a variety of demanding applications and rugged small form-factor embedded computing solutions.

Index
    The following table summarizes the Company’s net sales by industry for each operating segment (in thousands):

	Three months ended January 31,
	2021	2020
Flight Support Group:
Aerospace	$135,056	$239,923
Defense and Space	54,044	50,253
Other (1)	10,234	10,891
Total net sales	199,334	301,067

Electronic Technologies Group:
Defense and Space	142,092	133,110
Other (2)	63,907	54,963
Aerospace	17,551	20,338
Total net sales	223,550	208,411

Intersegment sales	(4,982)	(3,203)

Total consolidated net sales	$417,902	$506,275

(1)    Principally industrial products.
(2)    Principally other electronics and medical products.

6.     INCOME TAXES

The Company's income tax expense was $2.3 million in the first quarter of fiscal 2021, as compared to an income tax benefit of $22.9 million in the first quarter of fiscal 2020. The Company recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2021 and 2020 of $13.5 million and $47.6 million, respectively. The tax benefit from stock option exercises in both periods was the result of strong appreciation in HEICO's stock price during the optionees' holding periods and the $34.1 million larger benefit recognized in the first quarter of fiscal 2020 was the result of more stock options exercised.

Index
7.    FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of January 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$209,873	$—	$209,873
Money market funds	4,322	—	—	4,322
Total assets	$4,322	$209,873	$—	$214,195

Liabilities:
Contingent consideration	$—	$—	$42,819	$42,819

	As of October 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$180,128	$—	$180,128
Money market funds	11	—	—	11
Total assets	$11	$180,128	$—	$180,139

Liabilities:
Contingent consideration	$—	$—	$41,974	$41,974

The Company maintains the HEICO Corporation Leadership Compensation Plan (the "LCP"), which is a non-qualified deferred compensation plan. The assets of the LCP principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The assets of the LCP are held within an irrevocable trust and classified within other assets in the Company’s Condensed Consolidated Balance Sheets. The related liabilities of the LCP are included within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $212.2 million as of January 31, 2021 and $178.3 million as of October 31, 2020.

Index
As part of the agreement to acquire 89.99% of the equity interests of a subsidiary by the ETG in fiscal 2020, the Company may be obligated to pay contingent consideration of up to CAD $27.0 million, or $21.1 million, in fiscal 2025 should the acquired entity meet certain earnings objectives during fiscal 2023 and 2024. However, should the acquired entity achieve a certain earnings objective over any two consecutive fiscal years beginning in fiscal 2021 and ending in fiscal 2023, half of the contingent consideration obligation, or CAD $13.5 million, would be payable in the following year. As of January 31, 2021, the estimated fair value of the contingent consideration was CAD $13.0 million, or $10.2 million.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2020, the Company may be obligated to pay contingent consideration of up to $35.0 million in fiscal 2025 based on the earnings of the acquired entity during calendar years 2023 and 2024 provided the entity meets certain earnings objectives during each of calendar years 2021 to 2024. As of January 31, 2021, the estimated fair value of the contingent consideration was $14.4 million. The obligation to pay any contingent consideration would be payable by a consolidated subsidiary of HEICO that is 75% owned by HEICO Electronic.

    As part of the agreement to acquire a subsidiary by the ETG in fiscal 2017, the Company may be obligated to pay contingent consideration of $20.0 million in fiscal 2023 should the acquired entity meet a certain earnings objective during the first six years following the acquisition. As of January 31, 2021, the estimated fair value of the contingent consideration was $18.3 million.

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

Index
The following unobservable inputs were used to derive the estimated fair value of the Company's Level 3 contingent consideration liabilities as of January 31, 2021 ($ in thousands):

		Unobservable		Weighted
Acquisition Date	Fair Value	Input	Range	Average (1)
8-18-2020	$10,193	Compound annual revenue growth rate	0% - 19%	7.0%
		Discount rate	4.3% - 4.5%	4.4%

8-11-2020	14,357	Compound annual revenue growth rate	4% - 18%	13.0%
		Discount rate	4.5% - 4.5%	4.5%

9-15-2017	18,269	Compound annual revenue growth rate	(3%) - 10%	6.0%
		Discount rate	3.4% - 3.4%	3.4%

(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

Changes in the Company’s contingent consideration liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended January 31, 2021 are as follows (in thousands):

Liabilities
Balance as of October 31, 2020	$41,974
Increase in accrued contingent consideration	432
Foreign currency transaction adjustments	413
Balance as of January 31, 2021	$42,819

The Company's contingent consideration liabilities are included in other long-term liabilities in its Condensed Consolidated Balance Sheet and the Company records changes in accrued contingent consideration and foreign currency transaction adjustments within selling, general and administrative expenses in its Condensed Consolidated Statement of Operations.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of January 31, 2021 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

Index
8.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS
    The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Three months ended January 31,
	2021	2020
Numerator:
Net income attributable to HEICO	$70,596	$121,888

Denominator:
Weighted average common shares outstanding - basic	135,210	134,523
Effect of dilutive stock options	2,532	2,898
Weighted average common shares outstanding - diluted	137,742	137,421

Net income per share attributable to HEICO shareholders:
Basic	$.52	$.91
Diluted	$.51	$.89

Anti-dilutive stock options excluded	28	117

Index
9.    OPERATING SEGMENTS
    Information on the Company’s two operating segments, the FSG and the ETG, for the three months ended January 31, 2021 and 2020, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	Segment
	FSG	ETG
Three months ended January 31, 2021:
Net sales	$199,334	$223,550	($4,982)	$417,902
Depreciation	3,450	3,059	246	6,755
Amortization	5,136	10,838	274	16,248
Operating income	25,822	60,128	(5,665)	80,285
Capital expenditures	1,988	13,521	—	15,509

Three months ended January 31, 2020:
Net sales	$301,067	$208,411	($3,203)	$506,275
Depreciation	3,617	2,928	255	6,800
Amortization	4,859	9,678	246	14,783
Operating income	62,045	57,491	(8,546)	110,990
Capital expenditures	4,118	2,727	5	6,850

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Total assets by operating segment are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of January 31, 2021	$1,122,774	$1,893,898	$548,912	$3,565,584
Total assets as of October 31, 2020	1,127,666	1,896,671	523,374	3,547,711

10.     COMMITMENTS AND CONTINGENCIES
Guarantees
As of January 31, 2021, the Company has arranged for standby letters of credit aggregating $15.6 million, which are supported by its revolving credit facility and principally pertain to performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries as well as payment guarantees related to potential workers' compensation claims and a facility lease.

Index
Product Warranty
Changes in the Company’s product warranty liability for the three months ended January 31, 2021 and 2020, respectively, are as follows (in thousands):

	Three months ended January 31,
	2021	2020
Balances as of beginning of fiscal year	$3,015	$2,810
Accruals for warranties	175	1,007
Acquired warranty liabilities	—	50
Warranty claims settled	(323)	(459)
Balances as of January 31	$2,867	$3,408

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2020. There have been no material changes to our critical accounting policies during the three months ended January 31, 2021.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Our results of operations in the first quarter of fiscal 2021 continue to reflect the adverse impact from the COVID-19 global pandemic (the “Pandemic”). Most notably, demand for our commercial aviation products and services continues to be moderated by the ongoing depressed commercial aerospace market. Consolidated net sales for our businesses that operate within the commercial aerospace industry decreased by approximately 43% during the first quarter of fiscal 2021, as compared to the first quarter of fiscal 2020. As we look ahead to the remainder of fiscal 2021, the extent to which the Pandemic may have a material adverse effect on our future business, financial condition and results of operations will depend on many factors that are not within HEICO’s control, including but not limited to the duration, spread and severity of the Pandemic, the emergence of new coronavirus strain variants, the timing of distribution and effectiveness of COVID-19 vaccines, government responses and other actions to mitigate the spread of and to treat the Pandemic, and when and to what extent normal business, economic and social activity and conditions resume. However, we are cautiously optimistic that the recent vaccine progress may generate increased commercial air travel and result in a gradual recovery in demand for our commercial aerospace parts and services commencing toward the second-half of fiscal 2021.

Index
Additionally, our results of operations for the three months ended January 31, 2021 have been affected by the fiscal 2020 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2020.

Results of Operations
The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Three months ended January 31,
	2021	2020
Net sales	$417,902	$506,275
Cost of sales	259,468	308,228
Selling, general and administrative expenses	78,149	87,057
Total operating costs and expenses	337,617	395,285
Operating income	$80,285	$110,990

Net sales by segment:
Flight Support Group	$199,334	$301,067
Electronic Technologies Group	223,550	208,411
Intersegment sales	(4,982)	(3,203)
	$417,902	$506,275

Operating income by segment:
Flight Support Group	$25,822	$62,045
Electronic Technologies Group	60,128	57,491
Other, primarily corporate	(5,665)	(8,546)
	$80,285	$110,990

Net sales	100.0%	100.0%
Gross profit	37.9%	39.1%
Selling, general and administrative expenses	18.7%	17.2%
Operating income	19.2%	21.9%
Interest expense	(.6%)	(.8%)
Other income	.2%	—%
Income tax expense (benefit)	.6%	(4.5%)
Net income attributable to noncontrolling interests	1.4%	1.6%
Net income attributable to HEICO	16.9%	24.1%

Index
Comparison of First Quarter of Fiscal 2021 to First Quarter of Fiscal 2020

Net Sales

Our consolidated net sales in the first quarter of fiscal 2021 decreased by 17% to $417.9 million, as compared to net sales of $506.3 million in the first quarter of fiscal 2020. The decrease in consolidated net sales principally reflects a decrease of $101.7 million (a 34% decrease) to $199.3 million in net sales within the FSG, partially offset by an increase of $15.1 million (a 7% increase) to $223.6 million in net sales within the ETG. The net sales decrease in the FSG is principally organic and reflects lower demand for the majority of our commercial aerospace products and services resulting from the significant decline in global commercial air travel attributable to the Pandemic. As a result, organic net sales of our aftermarket replacement parts, repair and overhaul parts and services, and specialty products product lines decreased by $52.6 million, $26.9 million, and $25.0 million, respectively. The net sales increase in the ETG principally reflects $14.6 million contributed by our fiscal 2020 acquisitions. Sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the first quarter of fiscal 2021.

Gross Profit and Operating Expenses

Our consolidated gross profit margin was 37.9% in the first quarter of fiscal 2021, as compared to 39.1% in the first quarter of fiscal 2020, principally reflecting a decrease of 4.2% and 1.3% in the FSG's and ETG's gross profit margin, respectively. The decrease in the FSG's gross profit margin principally reflects the impact from the previously mentioned lower net sales of commercial aerospace products and services across all of its product lines. The decrease in the ETG's gross profit margin principally reflects a decrease in net sales of commercial aerospace products and lower net sales and a less favorable product mix of certain defense products, partially offset by an increase in net sales of certain other electronics products. Total new product research and development expenses included within our consolidated cost of sales were $16.2 million and $17.1 million in the first quarter of fiscal 2021 and 2020, respectively.

Our consolidated selling, general and administrative ("SG&A") expenses decreased by 10% to $78.1 million in the first quarter of fiscal 2021, as compared to $87.1 million in the first quarter of fiscal 2020. The decrease in consolidated SG&A expenses reflects a $2.6 million decrease in performance-based compensation expense, a $4.3 million reduction in other selling expenses including outside sales commissions, marketing and travel, and a $5.9 million reduction in other general and administrative expenses, partially offset by $3.8 million attributable to the fiscal 2020 acquisitions.

    Our consolidated SG&A expenses as a percentage of net sales was 18.7% in the first quarter of fiscal 2021, as compared to 17.2% in the first quarter of fiscal 2020. The increase in consolidated SG&A expenses as a percentage of net sales principally reflects a 1.0% increase from higher other general and administrative expenses as a percentage of net sales and a .6% impact from higher intangible asset amortization expense.

Index
Operating Income

Our consolidated operating income decreased by 28% to $80.3 million in the first quarter of fiscal 2021, as compared to $111.0 million in the first quarter of fiscal 2020. The decrease in consolidated operating income principally reflects a $36.2 million decrease (a 58% decrease) to $25.8 million in operating income of the FSG, partially offset by a $2.6 million increase (a 5% increase) to $60.1 million in operating income of the ETG. The decrease in operating income of the FSG principally reflects the previously mentioned decrease in net sales, lower gross profit margin and the impact from lost fixed cost efficiencies stemming from the Pandemic. The increase in operating income of the ETG principally reflects the previously mentioned net sales growth. Further, the decrease in consolidated operating income was partially offset by $3.1 million of lower corporate expenses mainly attributable to a decrease in performance-based compensation expense.

Our consolidated operating income as a percentage of net sales was 19.2% in the first quarter of fiscal 2021, as compared to 21.9% in the first quarter of fiscal 2020. The decrease principally reflects a decrease in the FSG’s operating income as a percentage of net sales to 13.0% in the first quarter of fiscal 2021, as compared to 20.6% in the first quarter of fiscal 2020 and a decrease in the ETG's operating income as a percentage of net sales to 26.9% in the first quarter of fiscal 2021, as compared to 27.6% in the first quarter of fiscal 2020. The decrease in the FSG’s operating income as a percentage of net sales reflects the previously mentioned lower gross profit margin and a 3.4% increase in SG&A expenses as a percentage of net sales mainly from the previously mentioned lost fixed cost efficiencies and the effect of the previously mentioned higher intangible asset amortization expense. The decrease in the ETG's operating income as a percentage of net sales reflects the previously mentioned lower gross profit margin, partially offset by a .6% decrease in SG&A expenses as a percentage of net sales mainly from efficiencies gained from the previously mentioned net sales growth.

Interest Expense

Interest expense decreased to $2.4 million in the first quarter of fiscal 2021, down from $4.3 million in the first quarter of fiscal 2020. The decrease was principally due to a lower weighted average interest rate partially offset by a higher weighted average balance of borrowings under our revolving credit facility.

Other Income

Other income in the first quarter of fiscal 2021 and 2020 was not material.

Income Tax Expense (Benefit)

Income tax expense was $2.3 million in the first quarter of fiscal 2021, as compared to an income tax benefit of $22.9 million in the first quarter of fiscal 2020. HEICO recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2021 and 2020 of $13.5 million and $47.6 million, respectively. The tax benefit from stock option exercises in

Index
both periods was the result of strong appreciation in our stock price during the optionees' holding periods and the $34.1 million larger benefit recognized in the first quarter of fiscal 2020 was the result of more stock options exercised.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $5.7 million in the first quarter of fiscal 2021 as compared to $7.9 million in the first quarter of fiscal 2020. The decrease in net income attributable to noncontrolling interests in the first quarter of fiscal 2021 principally reflects a decrease in operating results of certain subsidiaries of the FSG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO was $70.6 million, or $.51 per diluted share, in the first quarter of fiscal 2021, as compared to $121.9 million, or $.89 per diluted share, in the first quarter of fiscal 2020 principally reflecting the previously mentioned lower operating income of the FSG and higher income tax expense, partially offset by less net income attributable to noncontrolling interests and lower interest expense.

Outlook

As we look ahead to the remainder of fiscal 2021, the Pandemic will likely continue to negatively impact the commercial aerospace industry and HEICO. Given this uncertainty, HEICO cannot provide fiscal 2021 net sales and earnings guidance at this time. However, we believe our ongoing fiscal conservative policies, healthy balance sheet, and increased liquidity will permit us to invest in new research and development and gain market share as the industry recovers.

In addition, our time-tested strategy of maintaining low debt and acquiring and operating high cash generating businesses across a diverse base of industries beyond commercial aerospace, such as defense, space and other high-end markets including electronics and medical, puts us in a good financial position to weather this uncertain economic period. Further, we are cautiously optimistic that the vaccine progress may generate increased commercial air travel and result in a gradual recovery in demand for our commercial aerospace parts and services commencing primarily in the second-half of fiscal 2021.

Index
Liquidity and Capital Resources

Our principal uses of cash include acquisitions, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. We continue to anticipate fiscal 2021 capital expenditures to be approximately $40 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility. The revolving credit facility contains both financial and non-financial covenants. As of January 31, 2021, we were in compliance with all such covenants and our total debt to shareholders’ equity ratio was 32.2%.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $107.2 million in the first quarter of fiscal 2021 and consisted primarily of net income from consolidated operations of $76.2 million, depreciation and amortization expense of $23.0 million (a non-cash item), net changes in other long-term liabilities and assets related to the HEICO Leadership Compensation Plan ("LCP") of $12.0 million (principally participant deferrals and employer contributions), $2.8 million in employer contributions to the HEICO Savings and Investment Plan (a non-cash item), and $2.2 million in share-based compensation expense (a non-cash item), partially offset by an $8.3 million deferred income tax benefit and a $3.1 million increase in net working capital. The increase in net working capital is inclusive of a $19.2 million decrease in accrued expenses and other current liabilities mainly reflecting the payment of fiscal 2020 accrued performance-based compensation, partially offset by an $11.9 million decrease in accounts receivable and contract assets resulting from the timing of collections and a $2.6 million decrease in inventories. The deferred income tax benefit principally reflects an increase in the cash surrender value of life insurance policies related to the LCP.

Net cash provided by operating activities increased by $26.1 million in the first quarter of fiscal 2021, up from $81.1 million in the first quarter of fiscal 2020. The increase is principally attributable to a $58.9 million decrease in net working capital and a $17.4 million decrease in deferred income tax benefits, partially offset by a $53.6 million decrease in net income from consolidated operations. The decrease in net working capital primarily resulted from the payment of a smaller amount of accrued performance-based compensation expense in the first quarter of fiscal 2021 resulting from the lower fiscal 2020 operating results mainly attributable to the Pandemic, and a slight decrease in inventory during the first quarter of fiscal 2021 compared to pre-Pandemic inventory growth in the first quarter of fiscal 2020. The decrease in deferred income tax benefits is mainly attributable to the previously mentioned larger income tax benefit from stock option exercises in the first quarter of fiscal 2020.

Index
Investing Activities

Net cash used in investing activities totaled $25.3 million in the first quarter of fiscal 2021 and related primarily to capital expenditures of $15.5 million and investments related to the HEICO LCP of $10.4 million.

Financing Activities

Net cash used in financing activities in the first quarter of fiscal 2021 totaled $91.4 million. During the first quarter of fiscal 2021, we made $70.0 million in payments on our revolving credit facility, paid $10.8 million in cash dividends on our common stock, made $7.7 million of distributions to noncontrolling interests, redeemed common stock related to stock option exercises aggregating $3.6 million and paid revolving credit facility issuance costs of $1.5 million, which were partially offset by $2.5 million in proceeds from stock option exercises.

Contractual Obligations

There have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2020.

Off-Balance Sheet Arrangements

Guarantees

As of January 31, 2021, we have arranged for standby letters of credit aggregating $15.6 million, which are supported by our revolving credit facility and principally pertain to performance guarantees related to customer contracts entered into by certain of our subsidiaries as well as payment guarantees related to potential workers' compensation claims and a facility lease.

New Accounting Pronouncement

    See Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements, of the Notes to Condensed Consolidated Financial Statements for additional information.

Index
Forward-Looking Statements
Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature may be forward-looking and the words “anticipate,” “believe,” “expect,” “estimate” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to risks, uncertainties and contingencies. We have based these forward-looking statements on our current expectations and projections about future events. All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed in or implied by those forward-looking statements. Factors that could cause such differences include: the severity, magnitude and duration of the Pandemic; our liquidity and the amount and timing of cash generation; lower commercial air travel caused by the Pandemic and its aftermath, airline fleet changes or airline purchasing decisions, which could cause lower demand for our goods and services; product specification costs and requirements, which could cause an increase to our costs to complete contracts; governmental and regulatory demands, export policies and restrictions, reductions in defense, space or homeland security spending by U.S. and/or foreign customers or competition from existing and new competitors, which could reduce our sales; our ability to introduce new products and services at profitable pricing levels, which could reduce our sales or sales growth; product development or manufacturing difficulties, which could increase our product development and manufacturing costs and delay sales; our ability to make acquisitions and achieve operating synergies from acquired businesses; customer credit risk; interest, foreign currency exchange and income tax rates; economic conditions within and outside of the aviation, defense, space, medical, telecommunications and electronics industries, which could negatively impact our costs and revenues; and defense spending or budget cuts, which could reduce our defense-related revenue. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required by applicable law.

Index
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes in our assessment of HEICO’s sensitivity to market risk that was disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended October 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

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

HEICO CORPORATION

Date:	February 25, 2021	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)