Form 10-Q
period 2021-04-30
HEICO CORP
filed 2021-05-27
CIK 46619

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of May 26, 2021 is as follows:

Common Stock, $.01 par value	54,225,252	shares
Class A Common Stock, $.01 par value	81,130,599	shares

Index
HEICO CORPORATION

Index
PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	April 30, 2021	October 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$385,444	$406,852
Accounts receivable, net	215,736	210,433
Contract assets	59,881	60,429
Inventories, net	462,586	463,205
Prepaid expenses and other current assets	39,774	24,706
Total current assets	1,163,421	1,165,625

Property, plant and equipment, net	177,315	168,848
Goodwill	1,400,048	1,383,167
Intangible assets, net	557,550	579,041
Other assets	296,834	251,030
Total assets	$3,595,168	$3,547,711

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,111	$1,045
Trade accounts payable	87,467	76,237
Accrued expenses and other current liabilities	167,563	162,232
Income taxes payable	617	1,647
Total current liabilities	256,758	241,161

Long-term debt, net of current maturities	583,352	738,786
Deferred income taxes	47,409	55,658
Other long-term liabilities	324,493	280,291
Total liabilities	1,212,012	1,315,896

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 3)	223,266	221,208

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 shares authorized; 54,225 and 54,195 shares issued and outstanding	542	542
Class A Common Stock, $.01 par value per share; 150,000 shares authorized; 81,126 and 80,923 shares issued and outstanding	811	809
Capital in excess of par value	311,995	299,930
Deferred compensation obligation	4,777	4,886
HEICO stock held by irrevocable trust	(4,777)	(4,886)
Accumulated other comprehensive income (loss)	1,674	(9,149)
Retained earnings	1,812,798	1,688,045
Total HEICO shareholders’ equity	2,127,820	1,980,177
Noncontrolling interests	32,070	30,430
Total shareholders’ equity	2,159,890	2,010,607
Total liabilities and equity	$3,595,168	$3,547,711
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Six months ended April 30,		Three months ended April 30,
	2021	2020	2021	2020

Net sales	$884,553	$974,421	$466,651	$468,146

Operating costs and expenses:
Cost of sales	546,346	597,484	286,878	289,256
Selling, general and administrative expenses	161,174	157,786	83,025	70,729

Total operating costs and expenses	707,520	755,270	369,903	359,985

Operating income	177,033	219,151	96,748	108,161

Interest expense	(4,531)	(8,042)	(2,083)	(3,759)
Other income	1,017	302	306	107

Income before income taxes and noncontrolling interests	173,519	211,411	94,971	104,509

Income tax expense	20,800	700	18,500	23,600

Net income from consolidated operations	152,719	210,711	76,471	80,909

Less: Net income attributable to noncontrolling interests	11,450	13,370	5,798	5,456

Net income attributable to HEICO	$141,269	$197,341	$70,673	$75,453

Net income per share attributable to HEICO shareholders:
Basic	$1.04	$1.47	$.52	$.56
Diluted	$1.03	$1.44	$.51	$.55

Weighted average number of common shares outstanding:
Basic	135,252	134,596	135,294	134,669
Diluted	137,778	137,269	137,814	137,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Six months ended April 30,		Three months ended April 30,
	2021	2020	2021	2020

Net income from consolidated operations	$152,719	$210,711	$76,471	$80,909
Other comprehensive income (loss):
Foreign currency translation adjustments	11,109	(7,399)	(539)	(4,721)
Amortization of unrealized loss on defined benefit pension plan, net of tax	68	39	34	15
Total other comprehensive income (loss)	11,177	(7,360)	(505)	(4,706)
Comprehensive income from consolidated operations	163,896	203,351	75,966	76,203
Net income attributable to noncontrolling interests	11,450	13,370	5,798	5,456
Foreign currency translation adjustments attributable to noncontrolling interests	354	(295)	(50)	(165)
Comprehensive income attributable to noncontrolling interests	11,804	13,075	5,748	5,291
Comprehensive income attributable to HEICO	$152,092	$190,276	$70,218	$70,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Six Months Ended April 30, 2021 and 2020
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2020	$221,208	$542	$809	$299,930	$4,886	($4,886)	($9,149)	$1,688,045	$30,430	$2,010,607
Comprehensive income	9,061	—	—	—	—	—	10,823	141,269	2,743	154,835
Cash dividends ($.08 per share)	—	—	—	—	—	—	—	(10,818)	—	(10,818)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	7,440	—	—	—	—	—	7,440
Share-based compensation expense	—	—	—	4,271	—	—	—	—	—	4,271
Proceeds from stock option exercises	—	—	2	3,836	—	—	—	—	—	3,838
Redemptions of common stock related to stock option exercises	—	—	—	(3,624)	—	—	—	—	—	(3,624)
Distributions to noncontrolling interests	(12,720)	—	—	—	—	—	—	—	(1,103)	(1,103)
Adjustments to redemption amount of redeemable noncontrolling interests	5,698	—	—	—	—	—	—	(5,698)	—	(5,698)
Deferred compensation obligation	—	—	—	—	(109)	109	—	—	—	—
Other	19	—	—	142	—	—	—	—	—	142
Balances as of April 30, 2021	$223,266	$542	$811	$311,995	$4,777	($4,777)	$1,674	$1,812,798	$32,070	$2,159,890

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2019	$188,264	$541	$804	$284,609	$4,232	($4,232)	($16,739)	$1,397,327	$28,118	$1,694,660
Comprehensive income	9,422	—	—	—	—	—	(7,065)	197,341	3,653	193,929
Cash dividends ($.08 per share)	—	—	—	—	—	—	—	(10,762)	—	(10,762)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	7,281	—	—	—	—	—	7,281
Share-based compensation expense	—	—	—	5,275	—	—	—	—	—	5,275
Proceeds from stock option exercises	—	—	2	2,390	—	—	—	—	—	2,392
Redemptions of common stock related to stock option exercises	—	—	—	(2,567)	—	—	—	—	—	(2,567)
Noncontrolling interests assumed related to acquisitions	7,538	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(8,977)	—	—	—	—	—	—	—	(765)	(765)
Adjustments to redemption amount of redeemable noncontrolling interests	260	—	—	—	—	—	—	(260)	—	(260)
Other	—	1	—	336	—	—	—	—	—	337
Balances as of April 30, 2020	$196,507	$542	$806	$297,324	$4,232	($4,232)	($23,804)	$1,583,646	$31,006	$1,889,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Three Months Ended April 30, 2021 and 2020
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of January 31, 2021	$222,225	$542	$811	$301,107	$4,777	($4,777)	$2,129	$1,744,247	$31,323	$2,080,159
Comprehensive income	4,264	—	—	—	—	—	(455)	70,673	1,484	71,702
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	7,440	—	—	—	—	—	7,440
Share-based compensation expense	—	—	—	2,042	—	—	—	—	—	2,042
Proceeds from stock option exercises	—	—	—	1,388	—	—	—	—	—	1,388
Redemptions of common stock related to stock option exercises	—	—	—	(53)	—	—	—	—	—	(53)
Distributions to noncontrolling interests	(5,342)	—	—	—	—	—	—	—	(737)	(737)
Adjustments to redemption amount of redeemable noncontrolling interests	2,122	—	—	—	—	—	—	(2,122)	—	(2,122)
Other	(3)	—	—	71	—	—	—	—	—	71
Balances as of April 30, 2021	$223,266	$542	$811	$311,995	$4,777	($4,777)	$1,674	$1,812,798	$32,070	$2,159,890

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of January 31, 2020	$195,893	$541	$805	$287,779	$4,232	($4,232)	($19,263)	$1,508,784	$30,601	$1,809,247
Comprehensive income	4,655	—	—	—	—	—	(4,541)	75,453	636	71,548
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	5,983	—	—	—	—	—	5,983
Share-based compensation expense	—	—	—	2,629	—	—	—	—	—	2,629
Proceeds from stock option exercises	—	—	1	863	—	—	—	—	—	864
Redemptions of common stock related to stock option exercises	—	—	—	(5)	—	—	—	—	—	(5)
Noncontrolling interests assumed related to acquisitions	(2)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(4,630)	—	—	—	—	—	—	—	(231)	(231)
Adjustments to redemption amount of redeemable noncontrolling interests	591	—	—	—	—	—	—	(591)	—	(591)
Other	—	1	—	75	—	—	—	—	—	76
Balances as of April 30, 2020	$196,507	$542	$806	$297,324	$4,232	($4,232)	($23,804)	$1,583,646	$31,006	$1,889,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Six months ended April 30,
	2021	2020
Operating Activities:
Net income from consolidated operations	$152,719	$210,711
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	45,919	43,276
Share-based compensation expense	4,271	5,275
Employer contributions to HEICO Savings and Investment Plan	5,046	4,811
Deferred income tax benefit	(8,487)	(5,137)
Increase in accrued contingent consideration	659	1,167
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(3,795)	44,419
Decrease (increase) in contract assets	596	(12,985)
Decrease (increase) in inventories	2,932	(37,790)
Increase in prepaid expenses and other current assets	(12,032)	(15,603)
Increase in trade accounts payable	10,843	2,627
Increase (decrease) in accrued expenses and other current liabilities	1,981	(47,673)
Decrease in income taxes payable	(4,076)	(2,018)
Net changes in other long-term liabilities and assets related to HEICO Leadership Compensation Plan	11,826	13,951
Other	1,710	851
Net cash provided by operating activities	210,112	205,882

Investing Activities:
Acquisitions, net of cash acquired	(20,226)	(45,343)
Capital expenditures	(21,938)	(12,435)
Investments related to HEICO Leadership Compensation Plan	(10,900)	(13,600)
Other	1,017	473
Net cash used in investing activities	(52,047)	(70,905)

Financing Activities:
Payments on revolving credit facility	(155,000)	(68,000)
Borrowings on revolving credit facility	—	245,000
Distributions to noncontrolling interests	(13,823)	(9,742)
Cash dividends paid	(10,818)	(10,762)
Redemptions of common stock related to stock option exercises	(3,624)	(2,567)
Revolving credit facility issuance costs	(1,468)	—
Proceeds from stock option exercises	3,838	2,392
Other	(522)	(769)
Net cash (used in) provided by financing activities	(181,417)	155,552

Effect of exchange rate changes on cash	1,944	(744)

Net (decrease) increase in cash and cash equivalents	(21,408)	289,785
Cash and cash equivalents at beginning of year	406,852	57,001
Cash and cash equivalents at end of period	$385,444	$346,786
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2020. The October 31, 2020 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the six months ended April 30, 2021 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Certain immaterial prior year amounts within the Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation and resulted in no changes to total Net cash provided by operating activities, Net cash used in investing activities and Net cash (used in) provided by financing activities.

The Company has two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.

The Company's results of operations in the first six months and second quarter of fiscal 2021 continue to reflect the adverse impact from the COVID-19 global pandemic (the “Pandemic”). Most notably, demand for HEICO's commercial aviation products and services continues to be moderated by the ongoing depressed commercial aerospace market. Consolidated net sales for the Company's businesses that operate within the commercial aerospace industry decreased by approximately 30% and 14% in the first six months and second quarter of fiscal 2021, respectively, as compared to the first six months and second quarter of fiscal 2020. As we look ahead to the remainder of fiscal 2021, the Company is cautiously optimistic that the ongoing worldwide rollout of COVID-19 vaccines will have a positive influence on commercial air travel and generate favorable economic environments in the markets it serves. However, the pace of recovery in global travel remains difficult to predict and can be

Index

negatively influenced by new COVID-19 variants and varying vaccine adoption rates. However, the Company believes its ongoing fiscal conservative policies, strong balance sheet, and high degree of liquidity enable it to invest in new research and development, execute on its successful acquisition program, and position HEICO for market share gains as the industry recovers.

New Accounting Pronouncements

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

2.     ACQUISITION

In March 2021, the Company, through HEICO Electronic, acquired all of the business, assets and certain liabilities of Pyramid Semiconductor LLC ("Pyramid"). Pyramid is a specialty semiconductor designer and manufacturer offering a well-developed line of processors, static random-access memory (SRAM), electronically erasable programmable read-only memory (EEPROM) and Logic products on a diverse array of military, space and medical platforms.

    The purchase price of Pyramid was paid in cash using cash provided by operating activities, and is not material or significant to the Company's condensed consolidated financial statements. The allocation of the total consideration for Pyramid to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's consolidated financial statements. The operating results of Pyramid were included in the Company’s results of operations from the effective acquisition date. The amount of net sales and earnings of Pyramid included in the Condensed Consolidated Statements of Operations for the six and three months ended April 30, 2021 is not material. Had the Pyramid acquisition occurred as of November 1, 2019, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the six and three months ended April 30, 2021 and 2020 would not have been materially different than the reported amounts.

Index

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	April 30, 2021	October 31, 2020
Accounts receivable	$227,613	$223,171
Less: Allowance for doubtful accounts	(11,877)	(12,738)
Accounts receivable, net	$215,736	$210,433

Inventories

(in thousands)	April 30, 2021	October 31, 2020
Finished products	$227,956	$235,501
Work in process	41,393	37,957
Materials, parts, assemblies and supplies	193,237	189,747
Inventories, net of valuation reserves	$462,586	$463,205

Property, Plant and Equipment

(in thousands)	April 30, 2021	October 31, 2020
Land	$10,969	$6,678
Buildings and improvements	130,901	120,769
Machinery, equipment and tooling	274,521	265,408
Construction in progress	7,846	8,487
	424,237	401,342
Less: Accumulated depreciation and amortization	(246,922)	(232,494)
Property, plant and equipment, net	$177,315	$168,848

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $15.3 million and $15.8 million as of April 30, 2021 and October 31, 2020, respectively. The total customer rebates and credits deducted within net sales for the six months ended April 30, 2021 and 2020 was $1.8 million and $3.8 million, respectively. The total customer rebates and credits deducted within net sales for the three months ended April 30, 2021 and 2020 was $1.0 million and $1.7 million, respectively.

Index

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the six and three months ended April 30, 2021 and 2020 is as follows (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2021	2020	2021	2020
R&D expenses	$34,203	$33,855	$18,022	$16,752

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

	April 30, 2021	October 31, 2020
Redeemable at fair value	$181,918	$179,415
Redeemable based on a multiple of future earnings	41,348	41,793
Redeemable noncontrolling interests	$223,266	$221,208

Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) for the six months ended April 30, 2021 are as follows (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income (Loss)
Balances as of October 31, 2020	($6,460)	($2,689)	($9,149)
Unrealized gain	10,755	—	10,755
Amortization of unrealized loss	—	68	68
Balances as of April 30, 2021	$4,295	($2,621)	$1,674

Index

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill by operating segment for the six months ended April 30, 2021 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2020	$427,565	$955,602	$1,383,167
Goodwill acquired	—	11,428	11,428
Foreign currency translation adjustments	1,970	2,992	4,962
Adjustments to goodwill	188	303	491
Balances as of April 30, 2021	$429,723	$970,325	$1,400,048

The goodwill acquired pertains to the fiscal 2021 acquisition described in Note 2, Acquisition, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities assumed. Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Condensed Consolidated Statements of Comprehensive Income. The adjustments to goodwill represent immaterial measurement period adjustments to the purchase price allocation of certain fiscal 2020 acquisitions. The Company estimates that all of the goodwill acquired in fiscal 2021 will be deductible for income tax purposes.

Identifiable intangible assets consist of the following (in thousands):

	As of April 30, 2021			As of October 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$438,898	($200,907)	$237,991	$443,143	($188,919)	$254,224
Intellectual property	243,974	(94,507)	149,467	240,725	(84,686)	156,039
Licenses	6,559	(4,888)	1,671	6,559	(4,670)	1,889
Patents	1,085	(771)	314	1,071	(746)	325
Non-compete agreements	724	(724)	—	811	(811)	—
Trade names	450	(238)	212	450	(219)	231
	691,690	(302,035)	389,655	692,759	(280,051)	412,708
Non-Amortizing Assets:
Trade names	167,895	—	167,895	166,333	—	166,333
	$859,585	($302,035)	$557,550	$859,092	($280,051)	$579,041

Index

Amortization expense related to intangible assets for the six months ended April 30, 2021 and 2020 was $30.3 million and $27.6 million, respectively. Amortization expense related to intangible assets for the three months ended April 30, 2021 and 2020 was $15.1 million and $13.9 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2021 is estimated to be $30.0 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $53.7 million in fiscal 2022, $48.1 million in fiscal 2023, $43.2 million in fiscal 2024, $38.8 million in fiscal 2025, $34.4 million in fiscal 2026, and $141.5 million thereafter.

5.     LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

	April 30, 2021	October 31, 2020
Borrowings under revolving credit facility	$575,000	$730,000
Finance leases and note payable	9,463	9,831
	584,463	739,831
Less: Current maturities of long-term debt	(1,111)	(1,045)
	$583,352	$738,786

The Company's borrowings under its revolving credit facility mature in fiscal 2024. As of April 30, 2021 and October 31, 2020, the weighted average interest rate on borrowings under the Company's revolving credit facility was 1.2% and 1.3%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of April 30, 2021, the Company was in compliance with all such covenants.

Index

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

    Changes in the Company’s contract assets and liabilities for the six months ended April 30, 2021 are as follows (in thousands):

	April 30, 2021	October 31, 2020	Change
Contract assets	$59,881	$60,429	($548)
Contract liabilities	31,451	25,631	5,820
Net contract assets	$28,430	$34,798	($6,368)

The increase in the Company's contract liabilities during the first six months of fiscal 2021 mainly occurred within the ETG and principally reflects the receipt of new customer deposits on certain customer contracts in excess of reductions to contract liabilities from customer deposits recognized as revenue.

The amount of revenue that the Company recognized during the six and three months ended April 30, 2021 that was included in contract liabilities as of the beginning of fiscal 2021 was $14.9 million and $3.7 million, respectively.

Remaining Performance Obligations

As of April 30, 2021, the Company had $451.2 million of remaining performance obligations associated with contracts with an original duration of greater than one year pertaining to the majority of the products offered by the ETG as well as certain products of the FSG's specialty products and aftermarket replacement parts product lines. The Company will recognize net sales as these obligations are satisfied. The Company expects to recognize $219.6 million of this amount during the remainder of fiscal 2021 and $231.6 million thereafter, of which the majority is expected to occur in fiscal 2022.

Index

Disaggregation of Revenue

    The following table summarizes the Company’s net sales by product line for each operating segment (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2021	2020	2021	2020
Flight Support Group:
Aftermarket replacement parts (1)	$254,328	$309,459	$135,894	$141,192
Repair and overhaul parts and services (2)	93,118	121,916	50,706	52,629
Specialty products (3)	82,168	121,656	43,680	58,143
Total net sales	429,614	553,031	230,280	251,964

Electronic Technologies Group:
Electronic component parts primarily for defense, space and aerospace equipment (4)	345,348	329,675	178,259	168,962
Electronic component parts for equipment in various other industries (5)	121,291	97,691	64,830	49,993
Total net sales	466,639	427,366	243,089	218,955

Intersegment sales	(11,700)	(5,976)	(6,718)	(2,773)

Total consolidated net sales	$884,553	$974,421	$466,651	$468,146

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

Index

    The following table summarizes the Company’s net sales by industry for each operating segment (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2021	2020	2021	2020
Flight Support Group:
Aerospace	$298,082	$428,578	$163,026	$188,655
Defense and Space	110,298	104,395	56,254	54,142
Other (1)	21,234	20,058	11,000	9,167
Total net sales	429,614	553,031	230,280	251,964

Electronic Technologies Group:
Defense and Space	291,453	272,601	149,361	139,491
Other (2)	137,911	112,706	74,004	57,743
Aerospace	37,275	42,059	19,724	21,721
Total net sales	466,639	427,366	243,089	218,955

Intersegment sales	(11,700)	(5,976)	(6,718)	(2,773)

Total consolidated net sales	$884,553	$974,421	$466,651	$468,146

(1)    Principally industrial products.
(2)    Principally other electronics and medical products.

7.     INCOME TAXES

The Company's effective tax rate in the first six months of fiscal 2021 was 12.0%, as compared to .3% in the first six months of fiscal 2020. The Company recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2021 and 2020 of $13.5 million and $47.6 million, respectively. The tax benefit from stock option exercises in both periods was the result of strong appreciation in HEICO's stock price during the optionees' holding periods and the $34.1 million larger benefit recognized in the first quarter of fiscal 2020 was the result of more stock options exercised. Additionally, the effective tax rate in the first six months of fiscal 2021 reflects the favorable impact of higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Leadership Compensation Plan ("HEICO LCP").

The Company's effective tax rate decreased to 19.5% in the second quarter of fiscal 2021, down from 22.6% in the second quarter of fiscal 2020. The decrease principally reflects the favorable impact of higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO LCP.

Index

8.    FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of April 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$230,247	$—	$230,247

Liabilities:
Contingent consideration	$—	$—	$43,457	$43,457

	As of October 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$180,128	$—	$180,128
Money market fund	11	—	—	11
Total assets	$11	$180,128	$—	$180,139

Liabilities:
Contingent consideration	$—	$—	$41,974	$41,974

The Company maintains the HEICO Corporation Leadership Compensation Plan (the "LCP"), which is a non-qualified deferred compensation plan. The assets of the LCP principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The assets of the LCP are held within an irrevocable trust and classified within other assets in the Company’s Condensed Consolidated Balance Sheets. The related liabilities of the LCP are included within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $229.3 million as of April 30, 2021 and $178.3 million as of October 31, 2020.

Index

As part of the agreement to acquire 89.99% of the equity interests of a subsidiary by the ETG in fiscal 2020, the Company may be obligated to pay contingent consideration of up to CAD $27.0 million, or $22.0 million, in fiscal 2025 should the acquired entity meet certain earnings objectives during fiscal 2023 and 2024. However, should the acquired entity achieve a certain earnings objective over any two consecutive fiscal years beginning in fiscal 2021 and ending in fiscal 2023, half of the contingent consideration obligation, or CAD $13.5 million, would be payable in the following year. As of April 30, 2021, the estimated fair value of the contingent consideration was CAD $13.3 million, or $10.8 million.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2020, the Company may be obligated to pay contingent consideration of up to $35.0 million in fiscal 2025 based on the earnings of the acquired entity during calendar years 2023 and 2024 provided the entity meets certain earnings objectives during each of calendar years 2021 to 2024. As of April 30, 2021, the estimated fair value of the contingent consideration was $14.3 million. The obligation to pay any contingent consideration would be payable by a consolidated subsidiary of HEICO that is 75% owned by HEICO Electronic.

    As part of the agreement to acquire a subsidiary by the ETG in fiscal 2017, the Company may be obligated to pay contingent consideration of $20.0 million in fiscal 2023 should the acquired entity meet a certain earnings objective during the first six years following the acquisition. As of April 30, 2021, the estimated fair value of the contingent consideration was $18.3 million.

The following unobservable inputs were used to derive the estimated fair value of the Company's Level 3 contingent consideration liabilities as of April 30, 2021 ($ in thousands):

				Weighted
Acquisition Date	Fair Value	Unobservable Input	Range	Average (1)
8-18-2020	$10,821	Compound annual revenue growth rate	0% - 19%	7%
		Discount rate	4.4% - 4.9%	4.6%

8-11-2020	14,304	Compound annual revenue growth rate	4% - 18%	13%
		Discount rate	4.9% - 4.9%	4.9%

9-15-2017	18,332	Compound annual revenue growth rate	(3%) - 10%	6%
		Discount rate	3.6% - 3.6%	3.6%

(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

Index

Changes in the Company’s contingent consideration liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the six months ended April 30, 2021 are as follows (in thousands):

Liabilities
Balance as of October 31, 2020	$41,974
Foreign currency transaction adjustments	824
Increase in accrued contingent consideration	659
Balance as of April 30, 2021	$43,457

The Company's contingent consideration liabilities are included in other long-term liabilities in its Condensed Consolidated Balance Sheet and the Company records changes in accrued contingent consideration and foreign currency transaction adjustments within selling, general and administrative expenses in its Condensed Consolidated Statement of Operations.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of April 30, 2021 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

Index

9.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

    The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Six months ended April 30,		Three months ended April 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to HEICO	$141,269	$197,341	$70,673	$75,453

Denominator:
Weighted average common shares outstanding - basic	135,252	134,596	135,294	134,669
Effect of dilutive stock options	2,526	2,673	2,520	2,448
Weighted average common shares outstanding - diluted	137,778	137,269	137,814	137,117

Net income per share attributable to HEICO shareholders:
Basic	$1.04	$1.47	$.52	$.56
Diluted	$1.03	$1.44	$.51	$.55

Anti-dilutive stock options excluded	20	283	11	448

Index

10.    OPERATING SEGMENTS

Information on the Company’s two operating segments, the FSG and the ETG, for the six and three months ended April 30, 2021 and 2020, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	Segment
	FSG	ETG
Six months ended April 30, 2021:
Net sales	$429,614	$466,639	($11,700)	$884,553
Depreciation	6,829	6,219	486	13,534
Amortization	10,107	21,717	561	32,385
Operating income	61,298	131,422	(15,687)	177,033
Capital expenditures	4,093	17,828	17	21,938

Six months ended April 30, 2020:
Net sales	$553,031	$427,366	($5,976)	$974,421
Depreciation	7,245	5,809	511	13,565
Amortization	9,611	19,608	492	29,711
Operating income	109,576	123,017	(13,442)	219,151
Capital expenditures	6,765	5,665	5	12,435

Three months ended April 30, 2021:
Net sales	$230,280	$243,089	($6,718)	$466,651
Depreciation	3,379	3,160	240	6,779
Amortization	4,971	10,879	287	16,137
Operating income	35,476	71,294	(10,022)	96,748
Capital expenditures	2,105	4,307	17	6,429

Three months ended April 30, 2020:
Net sales	$251,964	$218,955	($2,773)	$468,146
Depreciation	3,628	2,881	256	6,765
Amortization	4,752	9,930	246	14,928
Operating income	47,531	65,526	(4,896)	108,161
Capital expenditures	2,647	2,938	—	5,585

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Index

Total assets by operating segment are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of April 30, 2021	$1,128,912	$1,906,686	$559,570	$3,595,168
Total assets as of October 31, 2020	1,127,666	1,896,671	523,374	3,547,711

11.     COMMITMENTS AND CONTINGENCIES

Guarantees

As of April 30, 2021, the Company has arranged for standby letters of credit aggregating $17.0 million, which are supported by its revolving credit facility and principally pertain to performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries as well as payment guarantees related to potential workers' compensation claims and a facility lease.

Product Warranty

Changes in the Company’s product warranty liability for the six months ended April 30, 2021 and 2020, respectively, are as follows (in thousands):

	Six months ended April 30,
	2021	2020
Balances as of beginning of fiscal year	$3,015	$2,810
Accruals for warranties	1,027	1,194
Acquired warranty liabilities	—	50
Warranty claims settled	(781)	(952)
Balances as of April 30	$3,261	$3,102

Litigation

On April 20, 2021, Rocky Mountain Hydrostatics, LLC (“RMH”), an indirect subsidiary of HEICO Flight Support Corp. which was acquired in June 2020, received a grand jury subpoena from the United States District Court for the Southern District of California requiring the production of documents for the time period December 1, 2017 through February 4, 2019 related to RMH’s employment of a certain individual and its performance of work on certain Navy vessels during that time period. RMH is cooperating with the investigation and is currently gathering documents for production pursuant to the subpoena. At this early stage in the investigation, the Company cannot predict the outcome of the investigation or when the investigation will ultimately be resolved; nor can the Company reasonably estimate the possible range of loss or impact to the RMH business, if any, that may result from this matter.

Index

With the exception of the matter noted above, the Company is involved in various legal actions arising in the normal course of business. Based upon the Company’s and its legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

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

Certain immaterial prior year amounts within the Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation and resulted in no changes to total Net cash provided by operating activities, Net cash used in investing activities and Net cash (used in) provided by financing activities.

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2020. There have been no material changes to our critical accounting policies during the six months ended April 30, 2021.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Our results of operations in the first six months and second quarter of fiscal 2021 continue to reflect the adverse impact from the COVID-19 global pandemic (the “Pandemic”). Most notably, demand for our commercial aviation products and services continues to be moderated by the ongoing depressed commercial aerospace market. Consolidated net sales for our businesses that operate within the commercial aerospace industry decreased by approximately 30% and 14% in the first six months and second quarter of fiscal 2021, respectively, as compared to the first six months and second quarter of fiscal 2020. As we look ahead to the remainder of fiscal 2021, we are cautiously optimistic that the ongoing worldwide rollout of COVID-19 vaccines will have a positive influence on commercial air travel and generate favorable economic environments in the markets we serve. However, the pace of recovery in global travel remains difficult to predict and can be negatively influenced by new COVID-19 variants and varying vaccine adoption rates. However, we believe our ongoing fiscal conservative policies, strong balance sheet, and high degree of liquidity enable us to invest in

Index

new research and development, execute on our successful acquisition program, and position HEICO for market share gains as the industry recovers.

Additionally, our results of operations for the six and three months ended April 30, 2021 have been affected by the fiscal 2020 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2020.

Index

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2021	2020	2021	2020
Net sales	$884,553	$974,421	$466,651	$468,146
Cost of sales	546,346	597,484	286,878	289,256
Selling, general and administrative expenses	161,174	157,786	83,025	70,729
Total operating costs and expenses	707,520	755,270	369,903	359,985
Operating income	$177,033	$219,151	$96,748	$108,161

Net sales by segment:
Flight Support Group	$429,614	$553,031	$230,280	$251,964
Electronic Technologies Group	466,639	427,366	243,089	218,955
Intersegment sales	(11,700)	(5,976)	(6,718)	(2,773)
	$884,553	$974,421	$466,651	$468,146

Operating income by segment:
Flight Support Group	$61,298	$109,576	$35,476	$47,531
Electronic Technologies Group	131,422	123,017	71,294	65,526
Other, primarily corporate	(15,687)	(13,442)	(10,022)	(4,896)
	$177,033	$219,151	$96,748	$108,161

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	38.2%	38.7%	38.5%	38.2%
Selling, general and administrative expenses	18.2%	16.2%	17.8%	15.1%
Operating income	20.0%	22.5%	20.7%	23.1%
Interest expense	.5%	.8%	.4%	.8%
Other income	.1%	—%	.1%	—%
Income tax expense	2.4%	.1%	4.0%	5.0%
Net income attributable to noncontrolling interests	1.3%	1.4%	1.2%	1.2%
Net income attributable to HEICO	16.0%	20.3%	15.1%	16.1%

Index

Comparison of First Six Months of Fiscal 2021 to First Six Months of Fiscal 2020

Net Sales

Our consolidated net sales in the first six months of fiscal 2021 decreased by 9% to $884.6 million, as compared to net sales of $974.4 million in the first six months of fiscal 2020. The decrease in consolidated net sales principally reflects a decrease of $123.4 million (a 22% decrease) to $429.6 million in net sales within the FSG, partially offset by an increase of $39.3 million (a 9% increase) to a record $466.6 million in net sales within the ETG. The net sales decrease in the FSG is principally organic and reflects lower demand for the majority of our commercial aerospace products and services resulting from the significant decline in global commercial air travel attributable to the Pandemic. As a result, organic net sales of our aftermarket replacement parts, specialty products, and repair and overhaul parts and services product lines decreased by $62.7 million, $39.5 million, and $28.8 million, respectively. The net sales increase in the ETG principally reflects $28.2 million contributed by our fiscal 2020 and 2021 acquisitions as well as organic growth of 1%. The ETG's organic growth is mainly attributable to increased demand for our other electronic and space products resulting in net sales increases of $13.0 million and $3.7 million, respectively, partially offset by decreased demand for our aerospace products resulting in a net sales decrease of $8.9 million. Sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the first six months of fiscal 2021.

Gross Profit and Operating Expenses

Our consolidated gross profit margin was 38.2% in the first six months of fiscal 2021, as compared to 38.7% in the first six months of fiscal 2020, principally reflecting a decrease of 2.3% and 1.2% in the FSG's and ETG's gross profit margin, respectively. The decrease in the FSG's gross profit margin principally reflects a less favorable product mix within our specialty products and aftermarket replacement parts product lines as well as the previously mentioned lower net sales of commercial aerospace products and services across all of its product lines. The decrease in the ETG's gross profit margin principally reflects a decrease in net sales of defense and commercial aerospace products, partially offset by an increase in net sales of certain other electronic products. Total new product research and development expenses included within our consolidated cost of sales were $34.2 million in the first six months of fiscal 2021, up from $33.9 million in the first six months of fiscal 2020.

Our consolidated selling, general and administrative ("SG&A") expenses were $161.2 million in the first six months of fiscal 2021, as compared to $157.8 million in the first six months of fiscal 2020. The increase in consolidated SG&A expenses reflects $11.7 million of higher performance-based compensation expense and $7.7 million attributable to the fiscal 2020 and 2021 acquisitions, partially offset by a $10.4 million reduction in other general and administrative expenses and a $5.6 million reduction in other selling expenses including lower employment-related, travel, marketing and outside sales commission expenses.

Index

    Our consolidated SG&A expenses as a percentage of net sales was 18.2% in the first six months of fiscal 2021, as compared to 16.2% in the first six months of fiscal 2020. The increase in consolidated SG&A expenses as a percentage of net sales principally reflects a 1.5% impact from higher performance-based compensation expense.

Operating Income

Our consolidated operating income decreased by 19% to $177.0 million in the first six months of fiscal 2021, as compared to $219.2 million in the first six months of fiscal 2020. The decrease in consolidated operating income principally reflects a $48.3 million decrease (a 44% decrease) to $61.3 million in operating income of the FSG, partially offset by an $8.4 million increase (a 7% increase) to a record $131.4 million in operating income of the ETG. The decrease in operating income of the FSG principally reflects the previously mentioned decrease in net sales, lower gross profit margin, an $8.1 million increase from higher performance-based compensation expense and the impact from lost fixed cost efficiencies stemming from the Pandemic. The increase in operating income of the ETG principally reflects the previously mentioned net sales growth, partially offset by the previously mentioned lower gross profit margin.

Our consolidated operating income as a percentage of net sales was 20.0% in the first six months of fiscal 2021, as compared to 22.5% in the first six months of fiscal 2020. The decrease principally reflects a decrease in the FSG’s operating income as a percentage of net sales to 14.3% in the first six months of fiscal 2021, as compared to 19.8% in the first six months of fiscal 2020 and a decrease in the ETG's operating income as a percentage of net sales to 28.2% in the first six months of fiscal 2021, as compared to 28.8% in the first six months of fiscal 2020. The decrease in the FSG’s operating income as a percentage of net sales reflects a 3.3% increase in SG&A expenses as a percentage of net sales mainly from the previously mentioned higher performance-based compensation expense and lost fixed cost efficiencies as well as the previously mentioned lower gross profit margin. The decrease in the ETG's operating income as a percentage of net sales reflects the previously mentioned lower gross profit margin, partially offset by a .6% decrease in SG&A expenses as a percentage of net sales mainly from efficiencies gained from the previously mentioned net sales growth.

Interest Expense

Interest expense decreased to $4.5 million in the first six months of fiscal 2021, down from $8.0 million in the first six months of fiscal 2020. The decrease was principally due to a lower weighted average interest rate, partially offset by a higher weighted average balance of borrowings under our revolving credit facility.

Other Income

Other income in the first six months of fiscal 2021 and 2020 was not material.

Index

Income Tax Expense

Our effective tax rate in the first six months of fiscal 2021 was 12.0%, as compared to .3% in the first six months of fiscal 2020. We recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2021 and 2020 of $13.5 million and $47.6 million, respectively. The tax benefit from stock option exercises in both periods was the result of strong appreciation in HEICO's stock price during the optionees' holding periods and the $34.1 million larger benefit recognized in the first quarter of fiscal 2020 was the result of more stock options exercised. Additionally, our effective tax rate in the first six months of fiscal 2021 reflects the favorable impact of higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Leadership Compensation Plan ("HEICO LCP").

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $11.5 million in the first six months of fiscal 2021, as compared to $13.4 million in the first six months of fiscal 2020. The decrease in net income attributable to noncontrolling interests in the first six months of fiscal 2021 principally reflects a decrease in the operating results of certain subsidiaries of the FSG in which noncontrolling interests are held, partially offset by higher allocations of net income to noncontrolling interests as a result of certain fiscal 2020 acquisitions and an increase in the operating results of certain subsidiaries of the ETG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO was $141.3 million, or $1.03 per diluted share, in the first six months of fiscal 2021, as compared to $197.3 million, or $1.44 per diluted share, in the first six months of fiscal 2020, principally reflecting the previously mentioned lower operating income of the FSG and higher income tax expense, partially offset by the previously mentioned higher operating income of the ETG and lower interest expense.

Index

Comparison of Second Quarter of Fiscal 2021 to Second Quarter of Fiscal 2020

Net Sales

Our consolidated net sales in the second quarter of fiscal 2021 decreased slightly to $466.7 million, as compared to net sales of $468.1 million in the second quarter of fiscal 2020. The decrease in consolidated net sales principally reflects a decrease of $21.7 million (a 9% decrease) to $230.3 million in net sales within the FSG, partially offset by an increase of $24.1 million (an 11% increase) to a record $243.1 million in net sales within the ETG. The net sales decrease in the FSG is principally organic and reflects lower demand for the majority of our commercial aerospace products and services resulting from the significant decline in global commercial air travel attributable to the Pandemic. As a result, organic net sales of our specialty products, aftermarket replacement parts, and repair and overhaul parts and services product lines decreased by $14.5 million, $10.1 million, and $1.9 million, respectively. The net sales increase in the ETG principally reflects $13.6 million contributed by our fiscal 2020 and 2021 acquisitions as well as organic growth of 3%. The ETG's organic growth is mainly attributable to increased demand for our other electronic and defense products resulting in net sales increases of $7.6 million and $2.5 million, respectively, partially offset by decreased demand for our aerospace products resulting in a net sales decrease of $3.4 million. Sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the second quarter of fiscal 2021.

Gross Profit and Operating Expenses

Our consolidated gross profit margin improved to 38.5% in the second quarter of fiscal 2021, up from 38.2% in the second quarter of fiscal 2020. The increase principally reflects that the ETG, with its higher operating margin as compared to the FSG, contributed a larger proportion of our operating results in the second quarter of fiscal 2021 relative to the second quarter of fiscal 2020, which was partially offset by decreases of 1.1% and .1% in the ETG's and FSG's gross profit margin, respectively. The decrease in the ETG's gross profit margin principally reflects a less favorable product mix for our defense products as well as a decrease in net sales of commercial aerospace products, partially offset by an increase in net sales of certain other electronic products. Total new product research and development expenses included within our consolidated cost of sales were $18.0 million in the second quarter of fiscal 2021, up from $16.8 million in the second quarter of fiscal 2020.

Our consolidated SG&A expenses were $83.0 million in the second quarter of fiscal 2021, as compared to $70.7 million in the second quarter of fiscal 2020. The increase in consolidated SG&A expenses reflects a $14.3 million increase in performance-based compensation expense and $3.9 million attributable to the fiscal 2020 and 2021 acquisitions, partially offset by a $4.6 million reduction in other general and administrative expenses and a $1.3 million reduction in other selling expenses mainly from lower marketing and travel-related costs. In the second quarter of fiscal 2020, we did not recognize any performance-based compensation expense due to the impact of the Pandemic on our financial outlook at that time.

Index

    Our consolidated SG&A expenses as a percentage of net sales was 17.8% in the second quarter of fiscal 2021, as compared to 15.1% in the second quarter of fiscal 2020. The increase in consolidated SG&A expenses as a percentage of net sales principally reflects a 3.1% impact from higher performance-based compensation expense.

Operating Income

    Our consolidated operating income decreased by 11% to $96.7 million in the second quarter of fiscal 2021, as compared to $108.2 million in the second quarter of fiscal 2020. The decrease in consolidated operating income principally reflects a $12.1 million decrease (a 25% decrease) to $35.5 million in operating income of the FSG, partially offset by a $5.8 million increase (a 9% increase) to $71.3 million in operating income of the ETG. The decrease in operating income of the FSG principally reflects a $9.0 million increase in performance-based compensation expense and the previously mentioned decrease in net sales. The increase in operating income of the ETG principally reflects the previously mentioned net sales growth, partially offset by the previously mentioned lower gross profit margin. Further, the decrease in consolidated operating income reflects $4.3 million of higher corporate expenses mainly attributable to higher performance-based compensation expense.

Our consolidated operating income as a percentage of net sales was 20.7% in the second quarter of fiscal 2021, as compared to 23.1% in the second quarter of fiscal 2020. The decrease principally reflects a decrease in the FSG’s operating income as a percentage of net sales to 15.4% in the second quarter of fiscal 2021, as compared to 18.9% in the second quarter of fiscal 2020 and a decrease in the ETG's operating income as a percentage of net sales to 29.3% in the second quarter of fiscal 2021, as compared to 29.9% in the second quarter of fiscal 2020. The decrease in the FSG’s operating income as a percentage of net sales principally reflects a 3.9% impact from the previously mentioned higher performance-based compensation expense. The decrease in the ETG's operating income as a percentage of net sales principally reflects the previously mentioned lower gross profit margin, partially offset by a .5% decrease in SG&A expenses as a percentage of net sales mainly from efficiencies gained from the previously mentioned net sales growth.

Interest Expense

Interest expense decreased to $2.1 million in the second quarter of fiscal 2021, down from $3.8 million in the second quarter of fiscal 2020. The decrease was principally due to a lower weighted average interest rate on borrowings outstanding under our revolving credit facility.

Other Income

Other income in the second quarter of fiscal 2021 and 2020 was not material.

Index

Income Tax Expense

    Our effective tax rate decreased to 19.5% in the second quarter of fiscal 2021, down from 22.6% in the second quarter of fiscal 2020. The decrease principally reflects the favorable impact of higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO LCP.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $5.8 million in the second quarter of fiscal 2021, as compared to $5.5 million in the second quarter of fiscal 2020. The increase in net income attributable to noncontrolling interests in the second quarter of fiscal 2021 principally reflects higher allocations of net income to noncontrolling interests as a result of certain fiscal 2020 acquisitions and an increase in the operating results of certain subsidiaries of the ETG in which noncontrolling interests are held, partially offset by a decrease in the operating results of certain subsidiaries of the FSG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO was $70.7 million, or $.51 per diluted share, in the second quarter of fiscal 2021, as compared to $75.5 million, or $.55 per diluted share, in the second quarter of fiscal 2020, principally reflecting the previously mentioned lower operating income of the FSG, partially offset by the previously mentioned higher operating income of the ETG and lower interest expense.

Outlook

As we look ahead to the remainder of fiscal 2021, we are cautiously optimistic that the ongoing worldwide rollout of COVID-19 vaccines will have a positive influence on commercial air travel and generate favorable economic environments in the markets we serve. However, the pace of recovery in global travel remains difficult to predict and can be negatively influenced by new COVID-19 variants and varying vaccine adoption rates. Given these uncertainties, we cannot provide fiscal 2021 net sales and earnings guidance at this time. However, we believe our ongoing fiscal conservative policies, strong balance sheet, and high degree of liquidity enable us to invest in new research and development, execute on our successful acquisition program, and position HEICO for market share gains as the industry recovers.

Index

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. We continue to anticipate fiscal 2021 capital expenditures to be approximately $40 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility. The revolving credit facility contains both financial and non-financial covenants. As of April 30, 2021, we were in compliance with all such covenants and our total debt to shareholders’ equity ratio was 27.1%.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $210.1 million in the first six months of fiscal 2021 and consisted primarily of net income from consolidated operations of $152.7 million, depreciation and amortization expense of $45.9 million (a non-cash item), net changes in other long-term liabilities and assets related to the HEICO LCP of $11.8 million (principally participant deferrals and employer contributions), $5.0 million in employer contributions to the HEICO Savings and Investment Plan (a non-cash item), and $4.3 million in share-based compensation expense (a non-cash item), partially offset by an $8.5 million deferred income tax benefit.

Net cash provided by operating activities increased by $4.2 million in the first six months of fiscal 2021, up from $205.9 million in the first six months of fiscal 2020. The increase is principally attributable to a $65.5 million decrease in net working capital, partially offset by a $58.0 million decrease in net income from consolidated operations and a $3.4 million increase in deferred income tax benefits. The decrease in net working capital primarily resulted from the payment of a smaller amount of accrued performance-based compensation expense in the first six months of fiscal 2021 resulting from the lower fiscal 2020 operating results mainly attributable to the Pandemic, a slight decrease in inventory during the first six months of fiscal 2021 compared to the pre-Pandemic inventory growth in the first six months of fiscal 2020 and an increase in trade accounts payable resulting from the timing of payments, partially offset by a net increase in accounts receivable and contract assets resulting from the timing of collections and customer billings.
Investing Activities

Net cash used in investing activities totaled $52.0 million in the first six months of fiscal 2021 and related primarily to capital expenditures of $21.9 million, acquisitions of $20.2 million (net of cash acquired), and investments related to the HEICO LCP of $10.9 million.

Index

Financing Activities

Net cash used in financing activities in the first six months of fiscal 2021 totaled $181.4 million. During the first six months of fiscal 2021, we made $155.0 million in payments on our revolving credit facility, made $13.8 million of distributions to noncontrolling interests, paid $10.8 million in cash dividends on our common stock, redeemed common stock related to stock option exercises aggregating $3.6 million and paid revolving credit facility issuance costs of $1.5 million, which were partially offset by $3.8 million in proceeds from stock option exercises.

Contractual Obligations

There have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2020.

Off-Balance Sheet Arrangements

Guarantees

As of April 30, 2021, we have arranged for standby letters of credit aggregating $17.0 million, which are supported by our revolving credit facility and principally pertain to performance guarantees related to customer contracts entered into by certain of our subsidiaries as well as payment guarantees related to potential workers' compensation claims and a facility lease.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

Index

PART II. OTHER INFORMATION
Item 6.    EXHIBITS

Exhibit	Description
10.1
First Amendment to the HEICO Leadership Compensation Plan, as Re-Amended and Restated effective January 1, 2017 is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 24, 2021. ***

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
***    Previously filed.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEICO CORPORATION

Date:	May 27, 2021	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)