Form 10-Q
period 2021-07-31
HEICO CORP
filed 2021-08-26
CIK 46619

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of August 25, 2021 is as follows:

Common Stock, $.01 par value	54,228,197	shares
Class A Common Stock, $.01 par value	81,155,834	shares

Index
HEICO CORPORATION

Index
PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	July 31, 2021	October 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$269,816	$406,852
Accounts receivable, net	209,001	210,433
Contract assets	62,400	60,429
Inventories, net	457,172	463,205
Prepaid expenses and other current assets	32,626	24,706
Total current assets	1,031,015	1,165,625

Property, plant and equipment, net	179,101	168,848
Goodwill	1,402,876	1,383,167
Intangible assets, net	545,800	579,041
Other assets	302,843	251,030
Total assets	$3,461,635	$3,547,711

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,493	$1,045
Trade accounts payable	80,611	76,237
Accrued expenses and other current liabilities	179,515	162,232
Income taxes payable	598	1,647
Total current liabilities	262,217	241,161

Long-term debt, net of current maturities	385,380	738,786
Deferred income taxes	38,868	55,658
Other long-term liabilities	330,400	280,291
Total liabilities	1,016,865	1,315,896

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 3)	224,684	221,208

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 shares authorized; 54,228 and 54,195 shares issued and outstanding	542	542
Class A Common Stock, $.01 par value per share; 150,000 shares authorized; 81,155 and 80,923 shares issued and outstanding	812	809
Capital in excess of par value	315,601	299,930
Deferred compensation obligation	4,777	4,886
HEICO stock held by irrevocable trust	(4,777)	(4,886)
Accumulated other comprehensive loss	(3,265)	(9,149)
Retained earnings	1,873,239	1,688,045
Total HEICO shareholders’ equity	2,186,929	1,980,177
Noncontrolling interests	33,157	30,430
Total shareholders’ equity	2,220,086	2,010,607
Total liabilities and equity	$3,461,635	$3,547,711
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Nine months ended July 31,		Three months ended July 31,
	2021	2020	2021	2020

Net sales	$1,356,260	$1,360,831	$471,707	$386,410

Operating costs and expenses:
Cost of sales	833,336	840,411	286,990	242,927
Selling, general and administrative expenses	245,053	232,835	83,879	75,049

Total operating costs and expenses	1,078,389	1,073,246	370,869	317,976

Operating income	277,871	287,585	100,838	68,434

Interest expense	(6,248)	(10,644)	(1,717)	(2,602)
Other income	1,179	934	162	632

Income before income taxes and noncontrolling interests	272,802	277,875	99,283	66,464

Income tax expense	36,400	9,600	15,600	8,900

Net income from consolidated operations	236,402	268,275	83,683	57,564

Less: Net income attributable to noncontrolling interests	18,244	16,618	6,794	3,248

Net income attributable to HEICO	$218,158	$251,657	$76,889	$54,316

Net income per share attributable to HEICO shareholders:
Basic	$1.61	$1.87	$.57	$.40
Diluted	$1.58	$1.83	$.56	$.40

Weighted average number of common shares outstanding:
Basic	135,291	134,676	135,370	134,837
Diluted	137,837	137,257	137,957	137,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Nine months ended July 31,		Three months ended July 31,
	2021	2020	2021	2020

Net income from consolidated operations	$236,402	$268,275	$83,683	$57,564
Other comprehensive income (loss):
Foreign currency translation adjustments	5,964	12,734	(5,145)	20,133
Amortization of unrealized loss on defined benefit pension plan, net of tax	101	60	33	21
Total other comprehensive income (loss)	6,065	12,794	(5,112)	20,154
Comprehensive income from consolidated operations	242,467	281,069	78,571	77,718
Net income attributable to noncontrolling interests	18,244	16,618	6,794	3,248
Foreign currency translation adjustments attributable to noncontrolling interests	181	506	(173)	801
Comprehensive income attributable to noncontrolling interests	18,425	17,124	6,621	4,049
Comprehensive income attributable to HEICO	$224,042	$263,945	$71,950	$73,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Nine Months Ended July 31, 2021 and 2020
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2020	$221,208	$542	$809	$299,930	$4,886	($4,886)	($9,149)	$1,688,045	$30,430	$2,010,607
Comprehensive income	13,808	—	—	—	—	—	5,884	218,158	4,617	228,659
Cash dividends ($.17 per share)	—	—	—	—	—	—	—	(23,002)	—	(23,002)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	8,216	—	—	—	—	—	8,216
Share-based compensation expense	—	—	—	6,354	—	—	—	—	—	6,354
Proceeds from stock option exercises	—	—	3	4,502	—	—	—	—	—	4,505
Redemptions of common stock related to stock option exercises	—	—	—	(3,687)	—	—	—	—	—	(3,687)
Distributions to noncontrolling interests	(20,122)	—	—	—	—	—	—	—	(1,731)	(1,731)
Acquisitions of noncontrolling interests	(2,336)	—	—	—	—	—	—	—	—	—
Noncontrolling interests assumed related to acquisitions	1,097	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	9,962	—	—	—	—	—	—	(9,962)	—	(9,962)
Capital contributions from noncontrolling interests	1,067	—	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	—	—	—	(109)	109	—	—	—	—
Other	—	—	—	286	—	—	—	—	(159)	127
Balances as of July 31, 2021	$224,684	$542	$812	$315,601	$4,777	($4,777)	($3,265)	$1,873,239	$33,157	$2,220,086

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2019	$188,264	$541	$804	$284,609	$4,232	($4,232)	($16,739)	$1,397,327	$28,118	$1,694,660
Comprehensive income	12,556	—	—	—	—	—	12,288	251,657	4,568	268,513
Cash dividends ($.16 per share)	—	—	—	—	—	—	—	(21,552)	—	(21,552)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	—	8,575	—	—	—	—	—	8,576
Share-based compensation expense	—	—	—	7,775	—	—	—	—	—	7,775
Proceeds from stock option exercises	—	—	4	5,341	—	—	—	—	—	5,345
Redemptions of common stock related to stock option exercises	—	—	(1)	(5,329)	—	—	—	—	—	(5,330)
Distributions to noncontrolling interests	(11,240)	—	—	—	—	—	—	—	(947)	(947)
Acquisitions of noncontrolling interests	(7,475)	—	—	—	—	—	—	—	—	—
Noncontrolling interests assumed related to acquisitions	16,471	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	4,147	—	—	—	—	—	—	(4,147)	—	(4,147)
Other	1,416	—	—	561	—	—	—	—	(1,242)	(681)
Balances as of July 31, 2020	$204,139	$542	$807	$301,532	$4,232	($4,232)	($4,451)	$1,623,285	$30,497	$1,952,212
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Three Months Ended July 31, 2021 and 2020
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of April 30, 2021	$223,266	$542	$811	$311,995	$4,777	($4,777)	$1,674	$1,812,798	$32,070	$2,159,890
Comprehensive income	4,747	—	—	—	—	—	(4,939)	76,889	1,874	73,824
Cash dividends ($.09 per share)	—	—	—	—	—	—	—	(12,184)	—	(12,184)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	776	—	—	—	—	—	776
Share-based compensation expense	—	—	—	2,083	—	—	—	—	—	2,083
Proceeds from stock option exercises	—	—	1	666	—	—	—	—	—	667
Redemptions of common stock related to stock option exercises	—	—	—	(63)	—	—	—	—	—	(63)
Distributions to noncontrolling interests	(7,402)	—	—	—	—	—	—	—	(628)	(628)
Acquisitions of noncontrolling interests	(2,336)	—	—	—	—	—	—	—		—
Noncontrolling interests assumed related to acquisitions	1,097	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	4,264	—	—	—	—	—	—	(4,264)	—	(4,264)
Capital contributions from noncontrolling interests	1,067	—	—	—	—	—	—	—	—	—
Other	(19)	—	—	144	—	—	—	—	(159)	(15)
Balances as of July 31, 2021	$224,684	$542	$812	$315,601	$4,777	($4,777)	($3,265)	$1,873,239	$33,157	$2,220,086

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of April 30, 2020	$196,507	$542	$806	$297,324	$4,232	($4,232)	($23,804)	$1,583,646	$31,006	$1,889,520
Comprehensive income	3,134	—	—	—	—	—	19,353	54,316	915	74,584
Cash dividends ($.08 per share)	—	—	—	—	—	—	—	(10,790)	—	(10,790)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	—	1,294	—	—	—	—	—	1,295
Share-based compensation expense	—	—	—	2,500	—	—	—	—	—	2,500
Proceeds from stock option exercises	—	—	2	2,951	—	—	—	—	—	2,953
Redemptions of common stock related to stock option exercises	—	—	(1)	(2,762)	—	—	—	—	—	(2,763)
Distributions to noncontrolling interests	(2,263)	—	—	—	—	—	—	—	(182)	(182)
Acquisitions of noncontrolling interests	(7,475)	—	—	—	—	—	—	—	—	—
Noncontrolling interests assumed related to acquisitions	8,933	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	3,887	—	—	—	—	—	—	(3,887)	—	(3,887)
Other	1,416	(1)	—	225	—	—	—	—	(1,242)	(1,018)
Balances as of July 31, 2020	$204,139	$542	$807	$301,532	$4,232	($4,232)	($4,451)	$1,623,285	$30,497	$1,952,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Nine months ended July 31,
	2021	2020
Operating Activities:
Net income from consolidated operations	$236,402	$268,275
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	68,816	65,218
Employer contributions to HEICO Savings and Investment Plan	7,366	7,452
Share-based compensation expense	6,354	7,775
Deferred income tax benefit	(16,957)	(9,345)
Increase in accrued contingent consideration, net	1,305	189
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	3,537	96,258
Increase in contract assets	(1,960)	(15,968)
Decrease (increase) in inventories	7,729	(48,077)
Increase in prepaid expenses and other current assets	(12,442)	(12,724)
Increase (decrease) in trade accounts payable	4,166	(25,434)
Increase (decrease) in accrued expenses and other current liabilities	12,538	(45,990)
Increase (decrease) in income taxes payable	3,202	(2,469)
Net changes in other long-term liabilities and assets related to HEICO Leadership Compensation Plan	12,212	10,595
Other	1,835	3,216
Net cash provided by operating activities	334,103	298,971

Investing Activities:
Acquisitions, net of cash acquired	(29,603)	(66,320)
Capital expenditures	(30,124)	(17,472)
Investments related to HEICO Leadership Compensation Plan	(12,400)	(14,600)
Other	3,237	385
Net cash used in investing activities	(68,890)	(98,007)

Financing Activities:
Payments on revolving credit facility	(355,000)	(68,000)
Borrowings on revolving credit facility	—	245,000
Cash dividends paid	(23,002)	(21,552)
Distributions to noncontrolling interests	(21,853)	(12,187)
Redemptions of common stock related to stock option exercises	(3,687)	(5,330)
Acquisitions of noncontrolling interests	(2,336)	(7,475)
Revolving credit facility issuance costs	(1,468)	—
Proceeds from stock option exercises	4,505	5,345
Capital contributions from noncontrolling interests	534	—
Other	(916)	(1,176)
Net cash (used in) provided by financing activities	(403,223)	134,625

Effect of exchange rate changes on cash	974	2,688

Net (decrease) increase in cash and cash equivalents	(137,036)	338,277
Cash and cash equivalents at beginning of year	406,852	57,001
Cash and cash equivalents at end of period	$269,816	$395,278
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2020. The October 31, 2020 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the nine months ended July 31, 2021 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The Company’s results of operations in the first nine months and third quarter of fiscal 2021 continue to reflect the adverse impact from the COVID-19 global pandemic (the “Pandemic”). Most notably, demand for HEICO’s commercial aviation products and services continues to be moderated by the ongoing depressed commercial aerospace market as compared to pre-Pandemic levels. The Company experienced a significant improvement in operating results in the third quarter of fiscal 2021 as compared to the third quarter of fiscal 2020. The third quarter of fiscal 2020 was the quarter in which the Company’s results of operations were most negatively affected by the Pandemic’s impact. Since then, the Flight Support Group has reported four consecutive quarters of improvement in net sales and operating income resulting from signs of commercial air travel recovery.

Index

New Accounting Pronouncements

    In January 2017, the Financial Accounting Standards Board issued Accounting Standards Update "ASU" 2017-04, "Simplifying the Test for Goodwill Impairment," which simplifies the current test for goodwill impairment by eliminating the second step in which the implied value of a reporting unit is calculated when the carrying value of the reporting unit exceeds its fair value. Under ASU 2017-04, goodwill impairment should be recognized for the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company adopted ASU 2017-04 in the first quarter of fiscal 2021 and will apply the guidance on a prospective basis when assessing its goodwill for impairment.

2.     ACQUISITIONS

In June 2021, the Company, through a subsidiary of HEICO Flight Support Corp. ("HFSC"), acquired certain assets and liabilities of Camtronics, LLC ("Camtronics"). Camtronics is a Federal Aviation Administration ("FAA")-certified Part 145 repair station with extensive proprietary FAA-designated engineering representative repairs for a variety of domestic and international commercial and cargo airlines. As a result of the transaction, HFSC has an 80.1% interest in Camtronics. Additionally, the noncontrolling interest holders of an 84% owned subsidiary of HFSC have a 9.9% interest in Camtronics and the remaining 10% interest continues to be owned by certain members of Camtronics' management team (see Note 3, Selected Financial Statement Information - Redeemable Noncontrolling Interests, for additional information).

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

The purchase price of each fiscal 2021 acquisition was paid in cash provided by operating activities, and is not material or significant to the Company's condensed consolidated financial statements. The allocation of the total consideration for the fiscal 2021 acquisitions to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's consolidated financial statements. The operating results of the fiscal 2021 acquisitions were included in the Company’s results of operations from each of the effective acquisition dates. The amount of net sales and earnings of the fiscal 2021 acquisitions included in the Condensed Consolidated Statement of Operations for the nine and three months ended July 31, 2021 is not material. Had the fiscal 2021 acquisitions occurred as of November 1, 2019, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the

Index

nine and three months ended July 31, 2021 and 2020 would not have been materially different than the reported amounts.

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	July 31, 2021	October 31, 2020
Accounts receivable	$220,711	$223,171
Less: Allowance for doubtful accounts	(11,710)	(12,738)
Accounts receivable, net	$209,001	$210,433

Inventories

(in thousands)	July 31, 2021	October 31, 2020
Finished products	$216,865	$235,501
Work in process	45,304	37,957
Materials, parts, assemblies and supplies	195,003	189,747
Inventories, net of valuation reserves	$457,172	$463,205

Property, Plant and Equipment

(in thousands)	July 31, 2021	October 31, 2020
Land	$10,680	$6,678
Buildings and improvements	134,582	120,769
Machinery, equipment and tooling	276,983	265,408
Construction in progress	8,359	8,487
	430,604	401,342
Less: Accumulated depreciation and amortization	(251,503)	(232,494)
Property, plant and equipment, net	$179,101	$168,848

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $15.7 million and $15.8 million as of July 31, 2021 and October 31, 2020, respectively. The total customer rebates and credits deducted within net sales for the nine months ended July 31, 2021 and 2020 was $2.5 million and $4.3 million, respectively. The total customer rebates and credits deducted within net sales for the three months ended July 31, 2021 and 2020 was $.7 million and $.5 million, respectively.

Index

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the nine and three months ended July 31, 2021 and 2020 is as follows (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2021	2020	2021	2020
R&D expenses	$52,179	$48,968	$17,976	$15,113

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

	July 31, 2021	October 31, 2020
Redeemable at fair value	$186,223	$179,415
Redeemable based on a multiple of future earnings	38,461	41,793
Redeemable noncontrolling interests	$224,684	$221,208

As discussed in Note 2, Acquisitions, the Company, through a subsidiary of HEICO Flight Support Corp., acquired an 80.1% interest in Camtronics in June 2021. As part of the operating agreement, the noncontrolling interest holders have the right to cause the Company to purchase their equity interest over a four-year period beginning in fiscal 2026, or sooner under certain conditions, and the Company has the right to purchase the same equity interest over the same period.

During fiscal 2020, the holder of a 17.7% noncontrolling equity interest in a subsidiary of the FSG that was acquired in fiscal 2008 exercised their option to cause the Company to purchase a portion of their noncontrolling interest over a two-year period ending in fiscal 2021. Accordingly, the Company acquired the second half of such interest in May 2021, which increased the Company's ownership interest in the subsidiary to 90%.

The $2.3 million Redemption Amount for the redeemable noncontrolling interests acquired in fiscal 2021 was paid using cash provided by operating activities.

Index

Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss for the nine months ended July 31, 2021 are as follows (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balances as of October 31, 2020	($6,460)	($2,689)	($9,149)
Unrealized gain	5,783	—	5,783
Amortization of unrealized loss	—	101	101
Balances as of July 31, 2021	($677)	($2,588)	($3,265)

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill by operating segment for the nine months ended July 31, 2021 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2020	$427,565	$955,602	$1,383,167
Goodwill acquired	4,446	11,761	16,207
Foreign currency translation adjustments	1,481	1,840	3,321
Adjustments to goodwill	188	(7)	181
Balances as of July 31, 2021	$433,680	$969,196	$1,402,876

The goodwill acquired pertains to the fiscal 2021 acquisitions described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and intangible assets acquired and liabilities and noncontrolling interests assumed. Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Condensed Consolidated Statements of Comprehensive Income. The adjustments to goodwill represent immaterial measurement period adjustments to the purchase price allocation of certain fiscal 2020 acquisitions. The Company estimates that all of the goodwill acquired in fiscal 2021 will be deductible for income tax purposes.

Index

Identifiable intangible assets consist of the following (in thousands):

	As of July 31, 2021			As of October 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$440,641	($210,848)	$229,793	$443,143	($188,919)	$254,224
Intellectual property	244,651	(98,837)	145,814	240,725	(84,686)	156,039
Licenses	6,559	(4,980)	1,579	6,559	(4,670)	1,889
Patents	1,117	(784)	333	1,071	(746)	325
Non-compete agreements	721	(721)	—	811	(811)	—
Trade names	450	(248)	202	450	(219)	231
	694,139	(316,418)	377,721	692,759	(280,051)	412,708
Non-Amortizing Assets:
Trade names	168,079	—	168,079	166,333	—	166,333
	$862,218	($316,418)	$545,800	$859,092	($280,051)	$579,041

Amortization expense related to intangible assets for the nine months ended July 31, 2021 and 2020 was $45.5 million and $41.8 million, respectively. Amortization expense related to intangible assets for the three months ended July 31, 2021 and 2020 was $15.2 million and $14.2 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2021 is estimated to be $15.0 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $54.0 million in fiscal 2022, $48.3 million in fiscal 2023, $43.5 million in fiscal 2024, $39.0 million in fiscal 2025, $34.7 million in fiscal 2026, and $143.2 million thereafter.

5.     LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

	July 31, 2021	October 31, 2020
Borrowings under revolving credit facility	$375,000	$730,000
Finance leases and note payable	11,873	9,831
	386,873	739,831
Less: Current maturities of long-term debt	(1,493)	(1,045)
	$385,380	$738,786

The Company's borrowings under its revolving credit facility mature in fiscal 2024. As of July 31, 2021 and October 31, 2020, the weighted average interest rate on borrowings under the Company's revolving credit facility was 1.2% and 1.3%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of July 31, 2021, the Company was in compliance with all such covenants.

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

    Changes in the Company’s contract assets and liabilities for the nine months ended July 31, 2021 are as follows (in thousands):

	July 31, 2021	October 31, 2020	Change
Contract assets	$62,400	$60,429	$1,971
Contract liabilities	26,693	25,631	1,062
Net contract assets	$35,707	$34,798	$909

The amount of revenue that the Company recognized during the nine and three months ended July 31, 2021 that was included in contract liabilities as of the beginning of fiscal 2021 was $17.8 million and $2.9 million, respectively.

Remaining Performance Obligations

As of July 31, 2021, the Company had $408.7 million of remaining performance obligations associated with contracts with an original duration of greater than one year pertaining to the majority of the products offered by the ETG as well as certain products of the FSG's specialty products and aftermarket replacement parts product lines. The Company will recognize net sales as these obligations are satisfied. The Company expects to recognize $113.9 million of this amount during the remainder of fiscal 2021 and $294.8 million thereafter, of which the majority is expected to occur in fiscal 2022.

Index

Disaggregation of Revenue

    The following table summarizes the Company’s net sales by product line for each operating segment (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2021	2020	2021	2020
Flight Support Group:
Aftermarket replacement parts (1)	$390,685	$412,088	$136,357	$102,629
Repair and overhaul parts and services (2)	147,709	154,517	54,591	32,601
Specialty products (3)	128,338	164,584	46,170	42,928
Total net sales	666,732	731,189	237,118	178,158

Electronic Technologies Group:
Electronic component parts primarily for defense, space and aerospace equipment (4)	521,586	494,864	176,238	165,189
Electronic component parts for equipment in various other industries (5)	184,596	143,421	63,305	45,730
Total net sales	706,182	638,285	239,543	210,919

Intersegment sales	(16,654)	(8,643)	(4,954)	(2,667)

Total consolidated net sales	$1,356,260	$1,360,831	$471,707	$386,410

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

Index

    The following table summarizes the Company’s net sales by industry for each operating segment (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2021	2020	2021	2020
Flight Support Group:
Aerospace	$473,470	$543,205	$175,388	$114,627
Defense and Space	162,196	157,664	51,898	53,269
Other (1)	31,066	30,320	9,832	10,262
Total net sales	666,732	731,189	237,118	178,158

Electronic Technologies Group:
Defense and Space	439,488	413,883	148,035	141,282
Other (2)	210,114	167,861	72,203	55,155
Aerospace	56,580	56,541	19,305	14,482
Total net sales	706,182	638,285	239,543	210,919

Intersegment sales	(16,654)	(8,643)	(4,954)	(2,667)

Total consolidated net sales	$1,356,260	$1,360,831	$471,707	$386,410

(1)    Principally industrial products.
(2)    Principally other electronics and medical products.

7.     INCOME TAXES

The Company's effective tax rate in the first nine months of fiscal 2021 was 13.3%, as compared to 3.5% in the first nine months of fiscal 2020. The Company recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2021 and 2020 of $13.5 million and $47.6 million, respectively. The tax benefit from stock option exercises in both periods was the result of strong appreciation in HEICO's stock price during the optionees' holding periods and the $34.1 million larger benefit recognized in the first quarter of fiscal 2020 was the result of more stock options exercised. Additionally, the effective tax rate in the first nine months of fiscal 2021 reflects the favorable impact of higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Corporation Leadership Compensation Plan.

The Company's effective tax rate was 15.7% in the third quarter of fiscal 2021, as compared to 13.4% in the third quarter of fiscal 2020. The increase principally reflects the fact that the third quarter of fiscal 2020 reflected a larger deduction related to Foreign-Derived Intangible Income ("FDII") principally resulting from the final tax regulations issued during that quarter as part of the Tax Cuts and Jobs Act that was enacted in December 2017.

Index

8.    FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of July 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$238,544	$—	$238,544
Money market funds	392	—	—	392
Total assets	$392	$238,544	$—	$238,936
Liabilities:
Contingent consideration	$—	$—	$43,931	$43,931

	As of October 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$180,128	$—	$180,128
Money market fund	11	—	—	11
Total assets	$11	$180,128	$—	$180,139

Liabilities:
Contingent consideration	$—	$—	$41,974	$41,974

The Company maintains the HEICO Corporation Leadership Compensation Plan (the "LCP"), which is a non-qualified deferred compensation plan. The assets of the LCP principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The assets of the LCP are held within an irrevocable trust and classified within other assets in the Company’s Condensed Consolidated Balance Sheets. The related liabilities of the LCP are included within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $238.0 million as of July 31, 2021 and $178.3 million as of October 31, 2020.

Index

As part of the agreement to acquire 89.99% of the equity interests of a subsidiary by the ETG in fiscal 2020, the Company may be obligated to pay contingent consideration of up to CAD $27.0 million, or $21.6 million, in fiscal 2025 should the acquired entity meet certain earnings objectives during fiscal 2023 and 2024. However, should the acquired entity achieve a certain earnings objective over any two consecutive fiscal years beginning in fiscal 2021 and ending in fiscal 2023, half of the contingent consideration obligation, or CAD $13.5 million, would be payable in the following year. As of July 31, 2021, the estimated fair value of the contingent consideration was CAD $13.5 million, or $10.8 million.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2020, the Company may be obligated to pay contingent consideration of up to $35.0 million in fiscal 2025 based on the earnings of the acquired entity during calendar years 2023 and 2024 provided the entity meets certain earnings objectives during each of calendar years 2021 to 2024. As of July 31, 2021, the estimated fair value of the contingent consideration was $14.5 million. The obligation to pay any contingent consideration would be payable by a consolidated subsidiary of HEICO that is 75% owned by HEICO Electronic.

    As part of the agreement to acquire a subsidiary by the ETG in fiscal 2017, the Company may be obligated to pay contingent consideration of $20.0 million in fiscal 2023 should the acquired entity meet a certain earnings objective during the first six years following the acquisition. As of July 31, 2021, the estimated fair value of the contingent consideration was $18.6 million.

The following unobservable inputs were used to derive the estimated fair value of the Company's Level 3 contingent consideration liabilities as of July 31, 2021 ($ in thousands):

				Weighted
Acquisition Date	Fair Value	Unobservable Input	Range	Average (1)
8-18-2020	$10,821	Compound annual revenue growth rate	0% - 19%	7%
		Discount rate	4.3% - 4.6%	4.4%

8-11-2020	14,531	Compound annual revenue growth rate	4% - 16%	13%
		Discount rate	4.8% - 4.8%	4.8%

9-15-2017	18,579	Compound annual revenue growth rate	(3%) - 10%	6%
		Discount rate	3.4% - 3.4%	3.4%

(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

Index

Changes in the Company’s contingent consideration liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the nine months ended July 31, 2021 are as follows (in thousands):

Liabilities
Balance as of October 31, 2020	$41,974
Increase in accrued contingent consideration	1,305
Foreign currency transaction adjustments	652
Balance as of July 31, 2021	$43,931

The Company's contingent consideration liabilities are included in other long-term liabilities in its Condensed Consolidated Balance Sheet and the Company records changes in accrued contingent consideration and foreign currency transaction adjustments within selling, general and administrative expenses in its Condensed Consolidated Statement of Operations.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of July 31, 2021 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

Index

9.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

    The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Nine months ended July 31,		Three months ended July 31,
	2021	2020	2021	2020
Numerator:
Net income attributable to HEICO	$218,158	$251,657	$76,889	$54,316

Denominator:
Weighted average common shares outstanding - basic	135,291	134,676	135,370	134,837
Effect of dilutive stock options	2,546	2,581	2,587	2,397
Weighted average common shares outstanding - diluted	137,837	137,257	137,957	137,234

Net income per share attributable to HEICO shareholders:
Basic	$1.61	$1.87	$.57	$.40
Diluted	$1.58	$1.83	$.56	$.40

Anti-dilutive stock options excluded	13	272	—	250

Index

10.    OPERATING SEGMENTS

Information on the Company’s two operating segments, the FSG and the ETG, for the nine and three months ended July 31, 2021 and 2020, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	Segment
	FSG	ETG
Nine months ended July 31, 2021:
Net sales	$666,732	$706,182	($16,654)	$1,356,260
Depreciation	10,159	9,457	728	20,344
Amortization	15,036	32,588	848	48,472
Operating income	103,357	200,419	(25,905)	277,871
Capital expenditures	5,885	23,749	490	30,124

Nine months ended July 31, 2020:
Net sales	$731,189	$638,285	($8,643)	$1,360,831
Depreciation	10,835	8,681	760	20,276
Amortization	14,720	29,484	738	44,942
Operating income	121,597	184,948	(18,960)	287,585
Capital expenditures	8,389	9,066	17	17,472

Three months ended July 31, 2021:
Net sales	$237,118	$239,543	($4,954)	$471,707
Depreciation	3,330	3,238	242	6,810
Amortization	4,929	10,871	287	16,087
Operating income	42,059	68,997	(10,218)	100,838
Capital expenditures	1,792	5,921	473	8,186

Three months ended July 31, 2020:
Net sales	$178,158	$210,919	($2,667)	$386,410
Depreciation	3,590	2,872	249	6,711
Amortization	5,109	9,876	246	15,231
Operating income	12,021	61,931	(5,518)	68,434
Capital expenditures	1,624	3,401	12	5,037

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Index

Total assets by operating segment are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of July 31, 2021	$1,139,630	$1,893,434	$428,571	$3,461,635
Total assets as of October 31, 2020	1,127,666	1,896,671	523,374	3,547,711

11.     COMMITMENTS AND CONTINGENCIES

Guarantees

As of July 31, 2021, the Company has arranged for standby letters of credit aggregating $16.6 million, which are supported by its revolving credit facility and principally pertain to performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries as well as payment guarantees related to potential workers' compensation claims and a facility lease.

Product Warranty

Changes in the Company’s product warranty liability for the nine months ended July 31, 2021 and 2020, respectively, are as follows (in thousands):

	Nine months ended July 31,
	2021	2020
Balances as of beginning of fiscal year	$3,015	$2,810
Accruals for warranties	1,486	1,472
Acquired warranty liabilities	33	50
Warranty claims settled	(1,209)	(1,259)
Balances as of July 31	$3,325	$3,073

Litigation

On April 20, 2021, an indirect subsidiary of HEICO Flight Support Corp., which was acquired in June 2020, received a grand jury subpoena from the United States District Court for the Southern District of California requiring the production of documents for the time period December 1, 2017 through February 4, 2019 related to the subsidiary's employment of a certain individual and its performance of work on certain Navy vessels during that time period. The Company is cooperating with the investigation and is currently gathering documents for production pursuant to the subpoena. At this early stage in the investigation, the Company cannot predict the outcome of the investigation or when the investigation will ultimately be resolved; nor can the Company reasonably estimate the possible range of loss or impact to the its business, if any, that may result from this matter.

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

12.     SUBSEQUENT EVENT

In August 2021, the Company, through a subsidiary of HFSC, acquired 89% of the equity of Ridge Engineering, Inc. (“Ridge”) and The Bechdon Company, Inc. (“Bechdon”). Ridge performs tight-tolerance machining and brazing of large-sized parts in mission-critical defense and aerospace applications. Bechdon provides machining, fabrication and welding services for aerospace, defense and other industrial applications. The remaining 11% interest continues to be owned by certain members of Ridge's and Bechdon's management team. The purchase price of these acquisitions was paid in cash using cash on hand and the total consideration for the acquisitions is not material or significant to the Company's condensed consolidated financial statements.

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2020. There have been no material changes to our critical accounting policies during the nine months ended July 31, 2021.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Our results of operations in the first nine months and third quarter of fiscal 2021 continue to reflect the adverse impact from the COVID-19 global pandemic (the “Pandemic”). Most notably, demand for our commercial aviation products and services continues to be moderated by the ongoing depressed commercial aerospace market as compared to pre-Pandemic levels. We experienced a significant improvement in operating results in the third quarter of fiscal 2021 as compared to the third quarter of fiscal 2020. The third quarter of fiscal 2020 was the quarter in which our results of operations were most negatively affected by the Pandemic’s impact. Since then, the Flight Support Group has reported four consecutive quarters of improvement in net sales and operating income resulting from signs of commercial air travel recovery.

Index

Looking ahead to the remainder of fiscal 2021 and to fiscal 2022, we remain cautiously optimistic that the ongoing worldwide rollout of COVID-19 vaccines will positively influence commercial air travel and benefit the markets we serve. But, it is difficult to predict the Pandemic's path and effect, including factors like vaccination rates and new variants, which can impact our key markets. However, we believe our ongoing conservative policies, strong balance sheet, and high degree of liquidity enable us to invest in new research and development, execute on our successful acquisition program, and position HEICO for market share gains as the industry recovers.
Additionally, our results of operations for the nine and three months ended July 31, 2021 have been affected by the fiscal 2020 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2020.

Index

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2021	2020	2021	2020
Net sales	$1,356,260	$1,360,831	$471,707	$386,410
Cost of sales	833,336	840,411	286,990	242,927
Selling, general and administrative expenses	245,053	232,835	83,879	75,049
Total operating costs and expenses	1,078,389	1,073,246	370,869	317,976
Operating income	$277,871	$287,585	$100,838	$68,434

Net sales by segment:
Flight Support Group	$666,732	$731,189	$237,118	$178,158
Electronic Technologies Group	706,182	638,285	239,543	210,919
Intersegment sales	(16,654)	(8,643)	(4,954)	(2,667)
	$1,356,260	$1,360,831	$471,707	$386,410

Operating income by segment:
Flight Support Group	$103,357	$121,597	$42,059	$12,021
Electronic Technologies Group	200,419	184,948	68,997	61,931
Other, primarily corporate	(25,905)	(18,960)	(10,218)	(5,518)
	$277,871	$287,585	$100,838	$68,434

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	38.6%	38.2%	39.2%	37.1%
Selling, general and administrative expenses	18.1%	17.1%	17.8%	19.4%
Operating income	20.5%	21.1%	21.4%	17.7%
Interest expense	.5%	.8%	.4%	.7%
Other income	.1%	.1%	—%	.2%
Income tax expense	2.7%	.7%	3.3%	2.3%
Net income attributable to noncontrolling interests	1.3%	1.2%	1.4%	.8%
Net income attributable to HEICO	16.1%	18.5%	16.3%	14.1%

Index

Comparison of First Nine Months of Fiscal 2021 to First Nine Months of Fiscal 2020

Net Sales

Our consolidated net sales in the first nine months of fiscal 2021 were $1,356.3 million, as compared to net sales of $1,360.8 million in the first nine months of fiscal 2020. The slight decrease in consolidated net sales principally reflects a decrease of $64.5 million (a 9% decrease) to $666.7 million in net sales within the FSG, partially offset by an increase of $67.9 million (an 11% increase) to a record $706.2 million in net sales within the ETG. The net sales decrease in the FSG is principally organic and reflects lower demand for the majority of our commercial aerospace products and services resulting from a decline in global commercial air travel attributable to the Pandemic. As a result, organic net sales of our specialty products, aftermarket replacement parts, and repair and overhaul parts and services product lines decreased by $36.2 million, $29.5 million, and $7.4 million, respectively. The net sales increase in the ETG principally reflects $45.0 million contributed by our fiscal 2020 and 2021 acquisitions as well as organic growth of 2%. The ETG's organic growth is mainly attributable to increased demand for our other electronic and defense products resulting in net sales increases of $22.5 million and $4.4 million, respectively, partially offset by decreased demand for our commercial aerospace and space products resulting in net sales decreases of $7.0 million and $5.5 million, respectively. Sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the first nine months of fiscal 2021.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 38.6% in the first nine months of fiscal 2021, up from 38.2% in the first nine months of fiscal 2020. The increase principally reflects that the ETG, with its higher operating margin as compared to the FSG, contributed a larger proportion of our operating results in the first nine months of fiscal 2021 relative to the first nine months of fiscal 2020, which was partially offset by a decrease of 1.0% in the ETG's gross profit margin. The decrease in the ETG's gross profit margin principally reflects a less favorable product mix for defense products and a decrease in net sales of commercial space products, partially offset by an increase in net sales of other electronic products. Total new product research and development expenses included within our consolidated cost of sales were $52.2 million in the first nine months of fiscal 2021, up from $49.0 million in the first nine months of fiscal 2020.

Our consolidated selling, general and administrative ("SG&A") expenses were $245.1 million in the first nine months of fiscal 2021, as compared to $232.8 million in the first nine months of fiscal 2020. The increase in consolidated SG&A expenses reflects $18.7 million of higher performance-based compensation expense and $10.8 million attributable to the fiscal 2020 and 2021 acquisitions, partially offset by a $9.5 million reduction in bad debt expense, a $4.7 million reduction in other general and administrative expenses and a $3.0 million reduction in other selling expenses including lower employment-related, travel, and marketing expenses. The Company recognized higher bad debt expense in the first nine months of fiscal 2020 due to potential collection difficulties from certain commercial aviation customers that filed for

Index

bankruptcy protection during the third quarter of fiscal 2020 as a result of the Pandemic's financial impact.

    Our consolidated SG&A expenses as a percentage of net sales was 18.1% in the first nine months of fiscal 2021, as compared to 17.1% in the first nine months of fiscal 2020. The increase in consolidated SG&A expenses as a percentage of net sales principally reflects a 1.4% impact from higher performance-based compensation expense, partially offset by a .7% decrease from lower bad debt expense.

Operating Income

Our consolidated operating income decreased by 3% to $277.9 million in the first nine months of fiscal 2021, as compared to $287.6 million in the first nine months of fiscal 2020. The decrease in consolidated operating income principally reflects an $18.2 million decrease (a 15% decrease) to $103.4 million in operating income of the FSG, partially offset by a $15.5 million increase (an 8% increase) to a record $200.4 million in operating income of the ETG. The decrease in operating income of the FSG principally reflects the previously mentioned decrease in net sales, a $12.7 million increase from higher performance-based compensation expense, and the impact from fixed cost inefficiencies stemming from the Pandemic, partially offset by a $9.7 million decrease in bad debt expense. The increase in operating income of the ETG principally reflects the previously mentioned net sales growth, partially offset by the previously mentioned lower gross profit margin. Further, the decrease in consolidated operating income reflects $5.4 million of higher corporate expenses mainly attributable to an increase in performance-based compensation expense.

Our consolidated operating income as a percentage of net sales was 20.5% in the first nine months of fiscal 2021, as compared to 21.1% in the first nine months of fiscal 2020. The decrease principally reflects a decrease in the FSG’s operating income as a percentage of net sales to 15.5% in the first nine months of fiscal 2021, as compared to 16.6% in the first nine months of fiscal 2020 and a decrease in the ETG's operating income as a percentage of net sales to 28.4% in the first nine months of fiscal 2021, as compared to 29.0% in the first nine months of fiscal 2020. The decrease in the FSG’s operating income as a percentage of net sales reflects a 1.1% increase in SG&A expenses as a percentage of net sales mainly from the previously mentioned higher performance-based compensation expense and fixed cost inefficiencies, partially offset by the previously mentioned lower bad debt expense. The decrease in the ETG's operating income as a percentage of net sales principally reflects the previously mentioned lower gross profit margin.

Interest Expense

Interest expense decreased to $6.2 million in the first nine months of fiscal 2021, down from $10.6 million in the first nine months of fiscal 2020. The decrease was principally due to a lower weighted average interest rate on borrowings outstanding under our revolving credit facility.

Index

Other Income

Other income in the first nine months of fiscal 2021 and 2020 was not material.

Income Tax Expense

Our effective tax rate in the first nine months of fiscal 2021 was 13.3%, as compared to 3.5% in the first nine months of fiscal 2020. We recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2021 and 2020 of $13.5 million and $47.6 million, respectively. The tax benefit from stock option exercises in both periods was the result of strong appreciation in HEICO's stock price during the optionees' holding periods and the $34.1 million larger benefit recognized in the first quarter of fiscal 2020 was the result of more stock options exercised. Additionally, our effective tax rate in the first nine months of fiscal 2021 reflects the favorable impact of higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Corporation Leadership Compensation Plan ("HEICO LCP").

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $18.2 million in the first nine months of fiscal 2021, as compared to $16.6 million in the first nine months of fiscal 2020. The increase in net income attributable to noncontrolling interests in the first nine months of fiscal 2021 principally reflects higher allocations of net income to noncontrolling interests as a result of certain fiscal 2020 acquisitions and an increase in the operating results of certain subsidiaries of the ETG in which noncontrolling interests are held, partially offset by a decrease in the operating results of certain subsidiaries of the FSG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO was $218.2 million, or $1.58 per diluted share, in the first nine months of fiscal 2021, as compared to $251.7 million, or $1.83 per diluted share, in the first nine months of fiscal 2020, principally reflecting the previously mentioned higher income tax expense and lower operating income of the FSG, partially offset by the previously mentioned higher operating income of the ETG.

Index

Comparison of Third Quarter of Fiscal 2021 to Third Quarter of Fiscal 2020

Net Sales

Our consolidated net sales in the third quarter of fiscal 2021 increased by 22% to $471.7 million, up from net sales of $386.4 million in the third quarter of fiscal 2020. The increase in consolidated net sales principally reflects an increase of $59.0 million (a 33% increase) to $237.1 million in net sales within the FSG and an increase of $28.6 million (a 14% increase) to $239.5 million in net sales within the ETG. The net sales increase in the FSG is principally organic and reflects increased demand for the majority of our commercial aerospace products and services resulting from some recovery in global commercial air travel as compared to the prior year. As a result, organic net sales of the FSG's aftermarket replacement parts, repair and overhaul parts and services, and specialty products product lines increased by $33.2 million, $21.4 million, and $3.2 million, respectively. The net sales increase in the ETG principally reflects $16.8 million contributed by our fiscal 2020 and 2021 acquisitions as well as organic growth of 5%. The ETG's organic growth is mainly attributable to increased demand for our other electronic, defense, medical, and commercial aerospace products resulting in net sales increases of $9.5 million, $5.1 million, $2.1 million and $1.9 million, respectively, partially offset by a $9.1 million decrease in net sales of commercial space products. Sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the third quarter of fiscal 2021.

Gross Profit and Operating Expenses

Our consolidated gross profit margin improved to 39.2% in the third quarter of fiscal 2021, up from 37.1% in the third quarter of fiscal 2020. The increase principally reflects a 6.1% improvement in the FSG's gross profit margin, partially offset by a .6% decrease in the ETG's gross profit margin. The increase in the FSG's gross profit margin principally reflects the previously mentioned increased demand for the majority of our commercial aerospace products resulting in increased net sales in our aftermarket replacement parts and repair and overhaul parts and services product lines. The decrease in the ETG's gross profit margin principally reflects a decrease in net sales of commercial space products, partially offset by an increase in net sales of certain other electronic, defense, and commercial aerospace products. Total new product research and development expenses included within our consolidated cost of sales were $18.0 million in the third quarter of fiscal 2021, up from $15.1 million in the third quarter of fiscal 2020.

Our consolidated SG&A expenses were $83.9 million in the third quarter of fiscal 2021, as compared to $75.0 million in the third quarter of fiscal 2020. The increase in consolidated SG&A expenses reflects a $7.0 million increase in performance-based compensation expense, a $4.4 million increase in other general and administrative expenses, $3.1 million attributable to the fiscal 2020 and 2021 acquisitions and a $2.5 million increase in other selling expenses, partially offset by an $8.1 million reduction in bad debt expense. The Company recognized higher bad debt expense in the third quarter of fiscal 2020 due to potential collection difficulties

Index

from certain commercial aviation customers that filed for bankruptcy protection during the third quarter of fiscal 2020 as a result of the Pandemic's financial impact.

    Our consolidated SG&A expenses as a percentage of net sales decreased to 17.8% in the third quarter of fiscal 2021, down from 19.4% in the third quarter of fiscal 2020. The decrease in consolidated SG&A expenses as a percentage of net sales principally reflects a 2.1% impact from lower bad debt expense as well as efficiencies gained from the previously mentioned net sales growth, partially offset by a 1.3% impact from higher performance-based compensation expense.

Operating Income

    Our consolidated operating income increased by 47% to $100.8 million in the third quarter of fiscal 2021, up from $68.4 million in the third quarter of fiscal 2020. The increase in consolidated operating income principally reflects a $30.0 million increase (a 250% increase) to $42.1 million in operating income of the FSG and a $7.1 million increase (an 11% increase) to $69.0 million in operating income of the ETG. The increase in operating income of the FSG principally reflects the previously mentioned net sales growth and improved gross profit margin, as well as an $8.4 million decrease in bad debt expense. The increase in operating income of the ETG principally reflects the previously mentioned net sales growth, partially offset by the previously mentioned lower gross profit margin. Further, the increase in consolidated operating income was partially offset by $4.1 million of higher corporate expenses mainly attributable to an increase in performance-based compensation expense.

Our consolidated operating income as a percentage of net sales increased to 21.4% in the third quarter of fiscal 2021, up from 17.7% in the third quarter of fiscal 2020. The increase principally reflects an increase in the FSG’s operating income as a percentage of net sales to 17.7% in the third quarter of fiscal 2021, up from 6.7% in the third quarter of fiscal 2020, partially offset by a decrease in the ETG's operating income as a percentage of net sales to 28.8% in the third quarter of fiscal 2021, as compared to 29.4% in the third quarter of fiscal 2020. The increase in the FSG’s operating income as a percentage of net sales principally reflects the previously mentioned increase in net sales and improved gross profit margin, as well as a 4.7% impact from the previously mentioned decrease in bad debt expense. The decrease in the ETG's operating income as a percentage of net sales reflects the previously mentioned lower gross profit margin.

Interest Expense

Interest expense decreased to $1.7 million in the third quarter of fiscal 2021, down from $2.6 million in the third quarter of fiscal 2020. The decrease was principally due to a lower weighted average balance of borrowings outstanding under our revolving credit facility.

Other Income

Other income in the third quarter of fiscal 2021 and 2020 was not material.

Index

Income Tax Expense

    Our effective tax rate was 15.7% in the third quarter of fiscal 2021, as compared to 13.4% in the third quarter of fiscal 2020. The increase principally reflects the fact that the third quarter of fiscal 2020 reflected a larger deduction related to Foreign-Derived Intangible Income ("FDII") principally resulting from the final tax regulations issued during that quarter as part of the Tax Cuts and Jobs Act that was enacted in December 2017.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $6.8 million in the third quarter of fiscal 2021, as compared to $3.2 million in the third quarter of fiscal 2020. The increase in net income attributable to noncontrolling interests in the third quarter of fiscal 2021 principally reflects an increase in the operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held as well as higher allocations of net income to noncontrolling interests as a result of certain fiscal 2020 acquisitions.

Net Income Attributable to HEICO

Net income attributable to HEICO increased by 42% to $76.9 million, or $.56 per diluted share, in the third quarter of fiscal 2021, up from $54.3 million, or $.40 per diluted share, in the third quarter of fiscal 2020, principally reflecting the previously mentioned higher operating income of the FSG and ETG.

Outlook

Looking ahead to the remainder of fiscal 2021 and to fiscal 2022, we remain cautiously optimistic that the ongoing worldwide rollout of COVID-19 vaccines will positively influence commercial air travel and benefit the markets we serve. But, it is difficult to predict the Pandemic’s path and effect, including factors like vaccination rates and new variants, which can impact our key markets. Therefore, we feel it would not be responsible to provide fiscal 2021 net sales and earnings guidance at this time. However, we believe our ongoing conservative policies, strong balance sheet, and high degree of liquidity enable us to invest in new research and development, execute on our successful acquisition program, and position HEICO for market share gains as the industry recovers.

Index

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. We now anticipate fiscal 2021 capital expenditures to be approximately $35-$38 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility. The revolving credit facility contains both financial and non-financial covenants. As of July 31, 2021, we were in compliance with all such covenants and our total debt to shareholders’ equity ratio was 17.4%.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $334.1 million in the first nine months of fiscal 2021 and consisted primarily of net income from consolidated operations of $236.4 million, depreciation and amortization expense of $68.8 million (a non-cash item), a $16.8 million decrease in working capital, net changes in other long-term liabilities and assets related to the HEICO LCP of $12.2 million (principally participant deferrals and employer contributions), $7.4 million in employer contributions to the HEICO Savings and Investment Plan (a non-cash item), and $6.4 million in share-based compensation expense (a non-cash item), partially offset by a $17.0 million deferred income tax benefit. The decrease in net working capital reflects a $12.5 million increase in accrued expenses and other current liabilities as a result of higher accrued performance-based compensation, as well as a $4.2 million increase in trade accounts payable resulting from the timing of payments.

Net cash provided by operating activities increased by $35.1 million in the first nine months of fiscal 2021, up from $299.0 million in the first nine months of fiscal 2020. The increase is principally attributable to a $71.2 million decrease in net working capital and a $3.6 million increase in depreciation and amortization expense, partially offset by a $31.9 million decrease in net income from consolidated operations and a $7.6 million increase in deferred income tax benefits. The decrease in net working capital primarily resulted from the payment of a smaller amount of accrued performance-based compensation expense in the first nine months of fiscal 2021 resulting from the lower fiscal 2020 operating results mainly attributable to the Pandemic, a decrease in inventory during the first nine months of fiscal 2021 compared to the significant inventory growth in the first nine months of fiscal 2020 as a result of certain inventory purchase commitments based on pre-Pandemic net sales expectations and to support the backlog of certain of our business, and an increase in trade accounts payable resulting from the timing of payments, partially offset by a net increase in accounts receivable and contract assets resulting from the timing of collections and customer billings.

Index

Investing Activities

Net cash used in investing activities totaled $68.9 million in the first nine months of fiscal 2021 and related primarily to capital expenditures of $30.1 million, acquisitions of $29.6 million (net of cash acquired), and investments related to the HEICO LCP of $12.4 million.

Financing Activities

Net cash used in financing activities in the first nine months of fiscal 2021 totaled $403.2 million. During the first nine months of fiscal 2021, we made $355.0 million in payments on our revolving credit facility, paid $23.0 million in cash dividends on our common stock, made $21.9 million of distributions to noncontrolling interests, redeemed common stock related to stock option exercises aggregating $3.7 million, paid $2.3 million to acquire certain noncontrolling interests, and paid revolving credit facility issuance costs of $1.5 million, which were partially offset by $4.5 million in proceeds from stock option exercises.

Contractual Obligations

There have not been any material changes to the amounts presented in the table of contractual obligations that was included in our Annual Report on Form 10-K for the year ended October 31, 2020.

Off-Balance Sheet Arrangements

Guarantees

As of July 31, 2021, we have arranged for standby letters of credit aggregating $16.6 million, which are supported by our revolving credit facility and principally pertain to performance guarantees related to customer contracts entered into by certain of our subsidiaries as well as payment guarantees related to potential workers' compensation claims and a facility lease.

New Accounting Pronouncements

    See Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements, of the Notes to Condensed Consolidated Financial Statements for additional information.

Index

Forward-Looking Statements

Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature may be forward-looking and the words “anticipate,” “believe,” “expect,” “estimate” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to risks, uncertainties and contingencies. We have based these forward-looking statements on our current expectations and projections about future events. All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed in or implied by those forward-looking statements. Factors that could cause such differences include: the severity, magnitude and duration of the Pandemic; our liquidity and the amount and timing of cash generation; lower commercial air travel caused by the Pandemic and its aftermath, airline fleet changes or airline purchasing decisions, which could cause lower demand for our goods and services; product specification costs and requirements, which could cause an increase to our costs to complete contracts; governmental and regulatory demands, export policies and restrictions, reductions in defense, space or homeland security spending by U.S. and/or foreign customers or competition from existing and new competitors, which could reduce our sales; our ability to introduce new products and services at profitable pricing levels, which could reduce our sales or sales growth; product development or manufacturing difficulties, which could increase our product development and manufacturing costs and delay sales; our ability to make acquisitions and achieve operating synergies from acquired businesses; customer credit risk; interest, foreign currency exchange and income tax rates; economic conditions, including the effects of inflation, within and outside of the aviation, defense, space, medical, telecommunications and electronics industries, which could negatively impact our costs and revenues; and defense spending or budget cuts, which could reduce our defense-related revenue. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required by applicable law.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

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

HEICO CORPORATION

Date:	August 26, 2021	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)