Form 10-K
period 2021-10-31
HEICO CORP
filed 2021-12-21
CIK 46619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2021 or

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $16,584,854,000 based on the closing price of HEICO Common Stock and Class A Common Stock as of April 30, 2021 as reported by the New York Stock Exchange.
The number of shares outstanding of each of the registrant’s classes of common stock as of December 20, 2021 is as follows:

Common Stock, $.01 par value	54,264,412	shares
Class A Common Stock, $.01 par value	81,249,094	shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Index
HEICO CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2021

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

    Our business is comprised of two operating segments:

    The Flight Support Group. Our Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their collective subsidiaries, accounted for 50%, 52% and 60% of our net sales in fiscal 2021, 2020 and 2019, respectively. The FSG uses proprietary technology to design and manufacture jet engine and aircraft component replacement parts for sale at lower prices than those manufactured by OEMs. These parts are approved by the FAA and are the functional equivalent of parts sold by OEMs. In addition, the FSG repairs, overhauls and distributes jet engine and aircraft components, avionics and instruments for domestic and foreign commercial air carriers and aircraft repair companies as well as military and business aircraft operators. The FSG also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the United States ("U.S.") government. Additionally, the FSG is a leading supplier, distributor, and integrator of military aircraft parts and support services primarily to foreign military organizations allied with the U.S. and a leading manufacturer of advanced niche components and complex composite assemblies for commercial aviation, defense and space applications. Further, the FSG engineers, designs and manufactures thermal insulation blankets and parts as well as removable/reusable insulation systems for aerospace, defense, commercial and industrial applications; manufactures expanded foil mesh for lightning strike protection in fixed and rotary wing aircraft; distributes aviation electrical interconnect products and electromechanical parts; overhauls industrial pumps, motors, and other hydraulic units with a focus on the support of legacy systems for the U.S. Navy; and performs tight-tolerance machining, brazing, fabricating and welding services for aerospace, defense and other industrial applications.

Index
    The Electronic Technologies Group. Our Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, accounted for 50%, 48% and 40% of our net sales in fiscal 2021, 2020 and 2019, respectively. The ETG derived approximately 63%, 66% and 64% of its net sales in fiscal 2021, 2020 and 2019, respectively, from the sale of products and services to U.S. and foreign military agencies, prime defense contractors and both commercial and defense satellite and spacecraft manufacturers. The ETG collectively designs, manufactures and sells various types of electronic, data and microwave, and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, power conversion products, underwater locator beacons, emergency locator transmission beacons, flight deck annunciators, panels, and indicators, electromagnetic and radio frequency interference shielding and filters, high power capacitor charging power supplies, amplifiers, traveling wave tube amplifiers, photodetectors, amplifier modules, microwave power modules, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies, high voltage power supplies, high voltage interconnection devices and wire, high voltage energy generators, high frequency power delivery systems; memory products, including three-dimensional microelectronic and stacked memory, static random-access memory (SRAM), and electronically erasable programmable read-only memory (EEPROM); harsh environment electronic connectors and other interconnect products, radio frequency ("RF") and microwave amplifiers, transmitters, and receivers and integrated assemblies, sub-assemblies and components; RF sources, detectors and controllers, wireless cabin control systems, solid state power distribution and management systems, crashworthy and ballistically self-sealing auxiliary fuel systems, nuclear radiation detectors, communications and electronic intercept receivers and tuners, fuel level sensing systems, high-speed interface products that link devices, high performance active antenna systems for commercial aircraft, precision guided munitions, other defense applications and commercial uses; silicone material for a variety of demanding applications; precision power analog monolithic, hybrid and open frame components; high-reliability ceramic-to-metal feedthroughs and connectors, technical surveillance countermeasures (TSCM) equipment to detect devices used for espionage and information theft; and rugged small-form factor embedded computing solutions.
    HEICO has continuously operated in the aerospace industry for over 60 years. Since assuming control in 1990, our current management has achieved significant sales and profit growth through a broadened line of product offerings, an expanded customer base, increased research and development expenditures and the completion of a number of acquisitions. As a result of internal growth and acquisitions, our net sales from continuing operations have grown from $26.2 million in fiscal 1990 to $1,865.7 million in fiscal 2021, representing a compound annual growth rate of approximately 15%. During the same period, we improved our net income from $2.0 million to $304.2 million, representing a compound annual growth rate of approximately 18%.

Our results of operations in fiscal 2021 were adversely impacted from the ongoing COVID-19 global pandemic (the “Pandemic”). The effects of the Pandemic and related actions by governments around the world to mitigate its spread have impacted our employees,

Index
customers, suppliers and manufacturers. See Item 7, Management's Discussion and Analysis, for additional details on the effects of the Pandemic on the Company.

Disciplined Acquisition Strategy

    Acquisitions have been an important element of our growth strategy over the past thirty-one years, supplementing our organic growth. Since 1990, we have completed approximately 88 acquisitions complementing the niche segments of the aviation, defense, space, medical, telecommunications and electronics industries in which we operate. We typically target acquisition opportunities that allow us to broaden our product offerings, services and technologies while expanding our customer base and geographic presence. Even though we have historically pursued an active acquisition policy, our disciplined acquisition strategy involves limiting acquisition candidates to businesses that we believe will continue to grow, offer strong cash flow and earnings potential, and are available at fair prices. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for further information regarding our recent acquisitions.

Flight Support Group

    The Flight Support Group serves a broad spectrum of the aviation industry, including (i) commercial airlines and air cargo carriers; (ii) repair and overhaul facilities; (iii) OEMs; and (iv) U.S. and foreign governments.

    The FSG competes with the leading industry OEMs and, to a lesser extent, with a number of smaller, independent parts distributors. Historically, the three principal jet engine OEMs, General Electric (including CFM International), Pratt & Whitney and Rolls Royce, have been the sole source of substantially all jet engine replacement parts for their jet engines. Other OEMs have been the sole source of replacement parts for their aircraft component parts. While we believe that we are the largest independent supplier of non-OEM jet engine and aircraft component replacement parts, we have in recent years been adding new products to our line at a rate of approximately 300 to 500 Parts Manufacturer Approvals (“PMA” or “PMAs”) per year. We have developed for our customers approximately 12,000 parts for which PMAs have been received from the FAA.

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

Index
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

Index
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

    Manufacture of Specialty Aircraft/Defense Related Parts and Subcontracting for OEMs. The FSG engineers, designs and manufactures thermal insulation blankets and parts as well as renewable/reusable insulation systems primarily for aerospace, defense, commercial and industrial applications. The FSG also manufactures specialty components for sale as a subcontractor for aerospace and industrial original equipment manufacturers and the U.S. government. Additionally, the FSG manufactures advanced niche components and complex composite assemblies for commercial aviation, defense and space applications, manufactures expanded foil mesh, which is integrated into composite aerospace structures for lightning strike protection in fixed and rotary wing aircraft and performs tight-tolerance machining, brazing, fabricating and welding for aerospace, defense and other industrial applications.

    As part of our growth strategy, we have continued to increase our research and development activities. Research and development expenditures by the FSG, which were approximately $.3 million in fiscal 1991, increased to approximately $18.3 million in fiscal 2021, $19.1 million in fiscal 2020 and $23.8 million in fiscal 2019. We believe that our FSG's research and development capabilities are a significant component of our historical success and an integral part of our growth strategy. In recent years, the FAA granted us PMAs for approximately 300 to 500 new parts and we develop numerous new proprietary repairs per year; however, no assurance can be given that the FAA will continue to grant PMAs or DER-approved repairs or that we will achieve acceptable levels of net sales and gross profits on such parts or repairs in the future.

Index
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

Index
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

Index
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

Memory Products and Specialty Semiconductors. The ETG designs, manufactures and markets three-dimensional microelectronic and stacked memory products including memories, Point of Load (“POL”) voltage converters and peripherals, industrial memories, and complex

Index
System-in-Package (“SiP”) solutions. The products’ patented designs provide high reliability memory and circuitry in a unique and stacked form which saves space and weight. These products are principally integrated into larger subsystems equipping satellites and spacecraft and are also utilized in medical equipment. Additionally, the ETG designs and manufactures specialty semiconductors and offers a well developed line of processors as well as static random-access memory (SRAM) and electronically erasable programmable read-only memory (EEPROM) products utilized on a diverse array of military, space and medical platforms.

Harsh Environment Connectivity Products and Custom Molded Cable Assemblies. The ETG designs and manufactures high performance, high reliability and harsh environment electronic connectors and other interconnect products. These products include connectors, jacks and plugs, cables, patch panels and switches utilized in aviation, broadcast/audio, defense, industrial, medical and other equipment.

RF and Microwave Products. The ETG designs and manufactures RF and microwave amplifiers, transmitters and receivers to support military communications on unmanned aerial systems, other aircraft, helicopters and ground-based data/communications systems. The ETG designs and manufactures state-of-the-art RF and microwave integrated assemblies, sub-assemblies and components used in a broad range of demanding defense applications operating in harsh environments including space.

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

Index
    High-Reliability Ceramic-to-Metal Feedthroughs and Connectors. The ETG designs and manufactures high-reliability ceramic-to-metal feedthroughs and connectors for demanding environments within the industrial, life science, medical, research, semiconductor, and other markets.

Technical Surveillance Countermeasures ("TSCM") Equipment. The ETG designs and manufactures TSCM equipment to detect devices used for espionage and information theft serving government agencies, law enforcement, corporate security personnel and TSCM professionals worldwide.

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

    As part of our growth strategy, we have continued to invest in our research and development activities. Research and development expenditures by the ETG were $50.6 million in fiscal 2021, $46.5 million in fiscal 2020 and $42.8 million in fiscal 2019. We believe that our ETG's research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.

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

Index
We sell our products to a broad customer base consisting of domestic and foreign commercial and cargo airlines, repair and overhaul facilities, other aftermarket suppliers of aircraft engine and airframe materials, OEMs, domestic and foreign military units, electronic manufacturing services companies, manufacturers for the defense industry as well as medical, telecommunications, scientific, and industrial companies. No one customer accounted for sales of 10% or more of total consolidated sales from continuing operations during any of the last three fiscal years. Net sales to our five largest customers accounted for approximately 22%, 24% and 20% of total net sales in fiscal 2021, 2020 and 2019, respectively.

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

Index
Raw Materials

    We purchase a variety of raw materials, primarily consisting of high temperature alloy sheet metal and castings, forgings, pre-plated metals and electrical components from various vendors. The materials used by our operations are generally available from a number of sources and in sufficient quantities to meet current requirements subject to normal lead times. However, recent cost inflation and potential supply chain disruptions resulting from the Pandemic may lead to higher material costs in fiscal 2022. Additionally, we are subject to rules promulgated by the Securities Exchange Commission pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding the use of certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries. These rules may impose additional costs and may introduce new risks related to our ability to verify the origin of any conflict minerals used in our products.

Backlog

Our total backlog was $977 million as of October 31, 2021 as compared to $844 million as of October 31, 2020. The majority of our backlog of orders as of October 31, 2021 is expected to be filled during fiscal 2022. The ETG’s backlog of unshipped orders was $580 million as of October 31, 2021, up from $559 million as of October 31, 2020. The FSG's backlog of unshipped orders was $397 million as of October 31, 2021, up from $285 million as of October 31, 2020. The increase in the FSG’s backlog reflects the backlogs of businesses acquired during fiscal 2021 as well as increases across all of the FSG's product lines, but mainly within its aftermarket replacement parts product line resulting from some recovery in global commercial air travel. The FSG's backlog excludes forecasted shipments for certain contracts pursuant to which customers provide only estimated annual usage and not firm purchase orders. Our backlogs within the FSG are typically short-lead in nature with many product orders being received within the month of shipment.

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

Index
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

Index
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

As of October 31, 2021, we had approximately 5,600 full-time and part-time employees including approximately 2,800 in the Flight Support Group and approximately 2,800 in the Electronic Technologies Group. None of our employees are represented by a U.S. domestic union. Our management believes that we have good relations with our employees.

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

Index
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

Information About Our Executive Officers

    Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board. The following table sets forth the names, ages of, and positions and offices held by our executive officers as of December 20, 2021:

Name	Age	Position(s)	Director Since
Laurans A. Mendelson	83	Chairman of the Board; Chief Executive Officer; and Director	1989
Eric A. Mendelson	56	Co-President and Director; President and Chief Executive Officer of the HEICO Flight Support Group	1992
Victor H. Mendelson	54	Co-President and Director; President and Chief Executive Officer of the HEICO Electronic Technologies Group	1996
Thomas S. Irwin	75	Senior Executive Vice President	—
Carlos L. Macau, Jr.	54	Executive Vice President - Chief Financial Officer and Treasurer	—
Steven M. Walker	57	Chief Accounting Officer and Assistant Treasurer	—

Index
    Laurans A. Mendelson has served as our Chairman of the Board since December 1990. He has also served as our Chief Executive Officer since February 1990 and served as our President from September 1991 through September 2009. Mr. Mendelson is a former Chairman and present member of the Board of Trustees, former Chairman and present member of the Executive Committee and a current member of the Society of Mount Sinai Founders of Mount Sinai Medical Center in Miami Beach, Florida. In addition, Mr. Mendelson is a Trustee Emeritus of Columbia University in the City of New York, where he previously served as Trustee and Chairman of the Trustees’ Audit Committee. Early in his career, Mr. Mendelson was a licensed and practicing Certified Public Accountant in the states of Florida and New York, though he no longer practices and his license is inactive. Laurans Mendelson is the father of Eric Mendelson and Victor Mendelson.

    Eric A. Mendelson has been associated with the Company since 1990, serving in various capacities. Mr. Mendelson has served as our Co-President since October 2009 and served as our Executive Vice President from 2001 through September 2009. Mr. Mendelson has also served as President and Chief Executive Officer of the HEICO Flight Support Group since its formation in 1993, as well as President of various Flight Support Group subsidiaries. Mr. Mendelson is a co-founder, and, since 1987, has been Managing Director of Mendelson International Corporation, a private investment company, which is a shareholder of HEICO. He is a member of the Board of Governors of the Aerospace Industries Association (“AIA”) in Washington, D.C., of which HEICO is a member. In addition, Mr. Mendelson is a member of the Advisory Board of Trustees of Mount Sinai Medical Center in Miami Beach, Florida, and a member of the Board of Trustees and a Past Chairman of Ransom Everglades School in Coconut Grove, Florida, as well as a member of the Board of Visitors of Columbia College in New York City. Eric Mendelson is the son of Laurans Mendelson and the brother of Victor Mendelson.

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

Index
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
•Potential write-downs of acquired intangible assets;
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

Many of the industries serviced by our operating segments are highly fragmented, have several highly visible leading companies, and are characterized by intense competition. Some of our OEM competitors have greater name recognition than HEICO, as well as complementary lines of business and financial, marketing and other resources that HEICO does not have. In addition, OEMs, aircraft maintenance providers, leasing companies and FAA-certificated repair facilities may attempt to bundle their services and product offerings in the supply industry, thereby significantly increasing industry competition. Moreover, our smaller competitors may be able to offer more attractive pricing of parts as a result of lower labor costs or other factors. A variety of potential actions by any of our competitors, including a reduction of product prices or the establishment by competitors of long-term relationships with new or existing customers, could have a material adverse effect on our business, financial condition and results of operations. Competition typically intensifies during cyclical downturns in the aviation industry, when supply may exceed demand. We may not be able to continue to compete effectively against present or future competitors, and competitive pressures may have a material adverse effect on our business, financial condition and results of operations.

The inability to obtain certain components and raw materials from suppliers could harm our business.

    Our business is affected by the availability and price of the raw materials and component parts that we use to manufacture our products. Our ability to manage inventory and meet

Index
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

    We market our products and services to approximately 115 countries, with approximately 36% of our consolidated net sales in fiscal 2021 derived from sales to foreign customers. We expect that sales to foreign customers will continue to account for a significant portion of our revenues in the foreseeable future. As a result, we are subject to risks of doing business internationally, including the following:

•Fluctuations in currency exchange rates;
•Volatility in foreign political, regulatory, and economic environments;

Index
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

As a result of our acquisitions, goodwill and intangible assets represent a significant portion of our total assets. As of October 31, 2021 and 2020, goodwill and intangible assets, net of amortization, accounted for 58% and 55% of our total assets, respectively. We test our goodwill and intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be fully

Index
recoverable. We may not realize the full value of our goodwill and intangible assets, and to the extent that impairment has occurred, we would be required to recognize the impaired portion of such assets in our earnings. An impairment of a significant portion of such assets could have a material adverse effect on our business, financial condition and results of operations.

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

    As of December 20, 2021, collectively our executive officers and entities controlled by them, the HEICO Savings and Investment Plan (our 401(k) Plan) and members of the Board of Directors beneficially owned approximately 19% of our outstanding Common Stock and approximately 4% of our outstanding Class A Common Stock. Accordingly, they will be able to substantially influence the election of the Board of Directors and control our business, policies and affairs, including our position with respect to proposed business combinations and attempted takeovers.

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

Index
factors. These global industry and economic conditions may have a material adverse effect on our business, financial condition and results of operations.

The retirement or prolonged grounding of commercial aircraft could reduce our revenues and the value of any related inventory.

    Our Flight Support Group designs and manufactures jet engine and aircraft component replacement parts and also repairs, overhauls and distributes jet engine and aircraft components. If aircraft or engines for which we offer replacement parts or supply repair and overhaul services are retired or grounded for prolonged periods of time and there are fewer aircraft that require these parts or services, our revenues may decline as well as the value of any related inventory.

Reductions in defense, space or homeland security spending by U.S. and/or foreign customers could reduce our revenues.

    In fiscal 2021, approximately 63% of the net sales of our Electronic Technologies Group were derived from the sale of defense, commercial and defense satellite and spacecraft components, and homeland security products. A decline in defense, space or homeland security budgets or additional restrictions imposed by the U.S. government on sales of products or services to foreign military agencies could lower sales of our products and services.

We are subject to risks arising from the COVID-19 global pandemic (the "Pandemic").

Our results of operations in fiscal 2021 were adversely impacted by the Pandemic. A pandemic or other public health epidemic, poses the risk that we or our employees, customers, suppliers, manufacturers and other commercial partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns requested or mandated by governmental authorities.

With respect to our results of operations, approximately 61% of our net sales in fiscal 2021 were derived from defense, space and other industrial markets including electronics, medical and telecommunications. The remaining portion of our net sales is derived from commercial aviation products and services. Most notably, this portion of our business continues to be moderated by the ongoing depressed commercial aerospace market as compared to pre-Pandemic levels. Additionally, recent cost inflation and potential supply chain disruptions stemming from the Pandemic may lead to higher material costs in fiscal 2022.

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

Index
Regulatory and Legal Risks

We are subject to governmental regulation and our failure to comply with these regulations could cause the government to withdraw, suspend or revoke our authorizations and approvals to do business and could subject us to penalties and sanctions that could harm our business.

    Governmental agencies throughout the world, including the FAA, highly regulate the manufacture, repair and overhaul of aircraft parts and accessories. We include, with the replacement parts that we sell to our customers, documentation certifying that each part complies with applicable regulatory requirements and meets applicable standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. In addition, our repair and overhaul operations are subject to certification pursuant to regulations established by the FAA. Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries. The revocation or suspension of any of our material authorizations or approvals would have an adverse effect on our business, financial condition and results of operations. New and more stringent government regulations, if adopted and enacted, could have an adverse effect on our business, financial condition and results of operations. In addition, certain product sales to foreign countries of our Electronic Technologies Group and Flight Support Group require export approval or licensing from the United States ("U.S.") government. Denial of export licenses could reduce our sales to those countries and could have a material adverse effect on our business.

    Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Securities and Exchange Commission promulgated disclosure requirements regarding the use of certain minerals (tantalum, tin, gold and tungsten), known as conflict minerals, which are mined from the Democratic Republic of the Congo or another Covered Country. There are costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Given the complexity of our supply chain, we may not be able to ascertain the origin of these minerals used in our products in a timely manner, which could cause some of our customers to disqualify us as a supplier to the extent we are unable to certify our products are conflict mineral free. Additionally, the rule could affect sourcing at competitive prices and availability in sufficient quantities of such minerals used in our manufacturing processes for certain products.

Also, in foreign countries in which we have operations or business, a risk exists that our associates, contractors or agents could, in contravention of our policies and compliance programs, engage in business practices prohibited by U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act ("FCPA"), or the laws and regulations of other countries, such as the United Kingdom Bribery Act. Any such violations could have a material adverse effect on our business.

Index
Tax changes could affect our effective tax rate and future profitability.

    We file income tax returns in the U.S. federal jurisdiction, multiple state jurisdictions and certain jurisdictions outside the U.S. In fiscal 2021, our effective tax rate was 14.8%. Our future effective tax rate may be adversely affected by a number of factors, including the following:

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

    Our operations and facilities are subject to a number of federal, state and local environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of hazardous materials. Pursuant to various environmental laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous

Index
materials. Environmental laws typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous materials in the environment. Although management believes that our operations and facilities are in material compliance with environmental laws and regulations, future changes in them or interpretations thereof or the nature of our operations may require us to make significant additional capital expenditures to ensure compliance in the future.

We carry limited specific environmental insurance, thus, losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not covered in full or in part by insurance could have a material adverse effect on our business, financial condition and results of operations.

Item 1B.    UNRESOLVED STAFF COMMENTS

    None.

Index
Item 2.    PROPERTIES

    We own or lease a number of facilities, which are utilized by our Flight Support Group (“FSG”), Electronic Technologies Group (“ETG”), and corporate offices. As of October 31, 2021, all of the facilities listed below were in good operating condition, well maintained and in regular use. We believe that our existing facilities are sufficient to meet our operational needs for the foreseeable future. Summary information on the facilities utilized within the FSG, ETG and our corporate offices to support their principal operating activities is as follows:

	Square Footage
Location	Leased	Owned	Description
Flight Support Group
United States facilities (14 states)	968,000	218,000	Manufacturing, engineering and distribution facilities, and corporate headquarters
United States facilities (7 states)	255,000	127,000	Repair and overhaul facilities
International facilities (10 countries) - China, France, Germany, India, Laos, Netherlands, Singapore, Thailand, United Arab Emirates and United Kingdom	106,000	173,000	Manufacturing, engineering and distribution facilities, and sales offices

Electronic Technologies Group
United States facilities (17 states)	809,000	434,000	Manufacturing and engineering facilities
International facilities (4 countries) - Canada, France, South Korea and United Kingdom	95,000	70,000	Manufacturing and engineering facilities

Corporate
United States facilities (1 state)	—	7,000 (1)	Administrative offices

(1)Represents the square footage of our corporate offices in Miami, Florida. The square footage of our corporate headquarters in Hollywood, Florida is included within Square Footage-Owned of the caption “United States facilities (14 states)” under Flight Support Group.

Index
Item 3.    LEGAL PROCEEDINGS

On April 20, 2021, an indirect subsidiary of HEICO Flight Support Corp., which was acquired in June 2020, received a grand jury subpoena from the United States District Court for the Southern District of California requiring the production of documents for the time period December 1, 2017 through February 4, 2019 related to the subsidiary's employment of a certain individual and its performance of work on certain Navy vessels during that time period. We are cooperating with the investigation. We have completed our production of documents responsive to the subpoena, although we have a continuing obligation to produce such documents should any be located. At this early stage in the investigation, we cannot predict the outcome of the investigation or when the investigation will ultimately be resolved; nor can we reasonably estimate the possible range of loss or impact to our business, if any, that may result from this matter.

With the exception of the matter noted above, we are involved in various legal actions arising in the normal course of business. Based upon our and our legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on our results of operations, financial position or cash flows.

Item 4.    MINE SAFETY DISCLOSURES

    Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

    Our Class A Common Stock and Common Stock are listed and traded on the New York Stock Exchange (“NYSE”) under the symbols “HEI.A” and “HEI,”    respectively.

    As of December 20, 2021, there were 282 holders of record of our Common Stock and 288 holders of record of our Class A Common Stock.

Performance Graphs

    The following graph and table compare the total return on $100 invested in HEICO Common Stock and HEICO Class A Common Stock with the total return on $100 invested in the NYSE Composite Index and the Dow Jones U.S. Aerospace Index for the five-year period from October 31, 2016 through October 31, 2021. The NYSE Composite Index measures the

Index
performance of all common stocks listed on the NYSE. The Dow Jones U.S. Aerospace Index is comprised of large companies which make aircraft, major weapons, radar and other defense equipment and systems as well as providers of satellites and spacecraft used for defense purposes. The total returns include the reinvestment of cash dividends.

Comparison of Five-Year Cumulative Total Return

$440
$400
$360
$320
$280
$240
$200
$160
$120
$80
Dollars
2016
2017
2018
2019
2020
2021
HEICO Common Stock
HEICO Class A Common Stock
NYSE Composite Index
Dow Jones U.S. Aerospace Index

	Cumulative Total Return as of October 31,
	2016	2017	2018	2019	2020	2021
HEICO Common Stock	$100.00	$168.15	$243.29	$358.46	$305.75	$406.22
HEICO Class A Common Stock	100.00	158.95	217.99	312.09	306.86	413.07
NYSE Composite Index	100.00	117.74	116.47	125.66	118.58	162.34
Dow Jones U.S. Aerospace Index	100.00	149.48	179.62	198.35	118.90	181.09

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

Index

Comparison of Thirty-One Year Cumulative Total Return
Dollars
$60,000
$50,000
$40,000
$30,000
$20,000
$10,000
$0
'90 '91 '92 '93 '94 '95 '96 '97 '98 '99 '00 '01 '02 '03 '04 '05 '06 '07 '08 '09 '10 '11 '12 '13 '14 '15 '16 '17 '18 '19 '20 '21
HEICO Common Stock
NYSE Composite Index
Dow Jones U.S. Aerospace Index

	Cumulative Total Return as of October 31,
	1990	1991	1992	1993	1994
HEICO Common Stock	$100.00	$141.49	$158.35	$173.88	$123.41
NYSE Composite Index	100.00	130.31	138.76	156.09	155.68
Dow Jones U.S. Aerospace Index	100.00	130.67	122.00	158.36	176.11

	1995	1996	1997	1998	1999
HEICO Common Stock	$263.25	$430.02	$1,008.31	$1,448.99	$1,051.61
NYSE Composite Index	186.32	225.37	289.55	326.98	376.40
Dow Jones U.S. Aerospace Index	252.00	341.65	376.36	378.66	295.99

	2000	2001	2002	2003	2004
HEICO Common Stock	$809.50	$1,045.86	$670.39	$1,067.42	$1,366.57
NYSE Composite Index	400.81	328.78	284.59	339.15	380.91
Dow Jones U.S. Aerospace Index	418.32	333.32	343.88	393.19	478.49

	2005	2006	2007	2008	2009
HEICO Common Stock	$1,674.40	$2,846.48	$4,208.54	$2,872.01	$2,984.13
NYSE Composite Index	423.05	499.42	586.87	344.96	383.57
Dow Jones U.S. Aerospace Index	579.77	757.97	1,000.84	602.66	678.00

	2010	2011	2012	2013	2014
HEICO Common Stock	$4,722.20	$6,557.88	$5,900.20	$10,457.14	$11,416.51
NYSE Composite Index	427.61	430.46	467.91	569.69	617.23
Dow Jones U.S. Aerospace Index	926.75	995.11	1,070.15	1,645.24	1,687.41

Index

	Cumulative Total Return as of October 31,
	2015	2016	2017	2018	2019
HEICO Common Stock	$10,776.88	$14,652.37	$23,994.03	$33,876.95	$49,277.28
NYSE Composite Index	595.37	596.57	702.38	694.81	749.66
Dow Jones U.S. Aerospace Index	1,766.94	1,878.10	2,807.42	3,373.52	3,725.15

	2020	2021
HEICO Common Stock	$44,877.75	$60,000.11
NYSE Composite Index	707.40	968.47
Dow Jones U.S. Aerospace Index	2,233.00	3,400.98

Issuer Purchases of Equity Securities

    There were no issuer purchases of our equity securities during the fourth quarter of fiscal 2021.

Recent Sales of Unregistered Securities

    There were no unregistered sales of our equity securities during fiscal 2021.

Dividend Policy

    We have historically paid semi-annual cash dividends on both our Class A Common Stock and Common Stock. In July 2021, we paid our 86th consecutive semi-annual cash dividend since 1979 of $.09 per share, which represented a 12.5% increase over the prior semiannual cash dividend of $.08 per share paid in January 2021. In December 2021, our Board of Directors declared a regular semi-annual cash dividend of $.09 per share payable in January 2022.

Our Board of Directors will continue to review our dividend policy and will regularly evaluate whether dividends should be paid in cash or stock, as well as what amounts should be paid. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants under our revolving credit facility.

Item 6.    [Reserved]

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

    The FSG consists of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”), which is 80% owned, and HEICO Flight Support Corp., which is wholly owned, and their collective subsidiaries, which primarily:

•Designs, Manufactures, Repairs, Overhauls and Distributes Jet Engine and Aircraft Component Replacement Parts. The FSG designs and manufactures jet engine and aircraft component replacement parts, which are approved by the Federal Aviation Administration (“FAA”). In addition, the FSG repairs, overhauls and distributes jet engine and aircraft components, avionics and instruments for domestic and foreign commercial air carriers and aircraft repair companies as well as military and business aircraft operators. The FSG also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the United States ("U.S.") government. Additionally, the FSG is a leading supplier, distributor, and integrator of military aircraft parts and support services primarily to foreign military organizations allied with the U.S. and a leading manufacturer of advanced niche components and complex composite assemblies for commercial aviation, defense and space applications. Further, the FSG engineers, designs and manufactures thermal insulation blankets and parts as well as removable/reusable insulation systems for aerospace, defense, commercial and industrial applications; manufactures expanded foil mesh for lightning strike protection in fixed and rotary wing aircraft; distributes aviation electrical interconnect products and electromechanical parts; overhauls industrial pumps, motors, and other hydraulic units with a focus on the support of legacy systems for the U.S. Navy; and performs tight-tolerance machining, brazing, fabricating and welding services for aerospace, defense and other industrial applications.

    The ETG consists of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries, which primarily:

•Designs and Manufactures Electronic, Microwave and Electro-Optical Equipment, High-Speed Interface Products, High Voltage Interconnection Devices, EMI and RFI Shielding and Filters, High Voltage Advanced Power Electronics, Power Conversion Products, Underwater Locator Beacons, Memory Products, Self-Sealing Auxiliary Fuel Systems, Active Antenna Systems and TSCM Equipment. The ETG collectively designs, manufactures and sells various types of electronic, data and microwave, and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, power conversion products, underwater locator beacons, emergency locator transmission beacons, flight deck annunciators, panels

Index
and indicators, electromagnetic and radio frequency interference shielding and filters, high power capacitor charging power supplies, amplifiers, traveling wave tube amplifiers, photodetectors, amplifier modules, microwave power modules, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies, high voltage power supplies, high voltage interconnection devices and wire, high voltage energy generators, high frequency power delivery systems; memory products, including three-dimensional microelectronic and stacked memory, static random-access memory (SRAM) and electronically erasable programmable read-only memory (EEPROM); harsh environment electronic connectors and other interconnect products, RF and microwave amplifiers, transmitters, and receivers and integrated assemblies, sub-assemblies and components; RF sources, detectors and controllers, wireless cabin control systems, solid state power distribution and management systems, crashworthy and ballistically self-sealing auxiliary fuel systems, nuclear radiation detectors, communications and electronic intercept receivers and tuners, fuel level sensing systems, high-speed interface products that link devices, high performance active antenna systems for commercial aircraft, precision guided munitions, other defense applications and commercial uses; silicone material for a variety of demanding applications; precision power analog monolithic, hybrid and open frame components; high-reliability ceramic-to-metal feedthroughs and connectors, technical surveillance countermeasures (TSCM) equipment to detect devices used for espionage and information theft; and rugged small-form factor embedded computing solutions.

Our results of operations in fiscal 2021 continue to reflect the adverse impact from the COVID-19 global pandemic (the “Pandemic”). Most notably, demand for our commercial aviation products and services continues to be moderated by the ongoing depressed commercial aerospace market as compared to pre-Pandemic levels. We experienced a significant improvement in operating results in the second half of fiscal 2021 as compared to the second half of fiscal 2020. The second half of fiscal 2020 was the period in which our results of operations were most negatively affected by the Pandemic’s impact. Since then, the Flight Support Group has reported five consecutive quarters of improvement in net sales and operating income resulting from signs of commercial air travel recovery in certain domestic travel markets, but only minimal recovery in international travel markets.

Additionally, our results of operations in fiscal 2021 have been affected by recent acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.

Presentation of Results of Operations and Liquidity and Capital Resources

    The following discussion and analysis of our Results of Operations and Liquidity and Capital Resources includes a comparison of fiscal 2021 to fiscal 2020. A similar discussion and analysis that compares fiscal 2020 to fiscal 2019 may be found in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Form 10-K for the fiscal year ended October 31, 2020.

Index
Results of Operations

    The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Consolidated Statements of Operations (in thousands):

	Year ended October 31,
	2021	2020
Net sales	$1,865,682	$1,787,009
Cost of sales	1,138,259	1,104,882
Selling, general and administrative expenses	334,523	305,479
Total operating costs and expenses	1,472,782	1,410,361
Operating income	$392,900	$376,648

Net sales by segment:
Flight Support Group	$927,089	$924,812
Electronic Technologies Group	959,170	874,987
Intersegment sales	(20,577)	(12,790)
	$1,865,682	$1,787,009

Operating income by segment:
Flight Support Group	$151,930	$143,051
Electronic Technologies Group	277,306	258,814
Other, primarily corporate	(36,336)	(25,217)
	$392,900	$376,648

Net sales	100.0%	100.0%
Gross profit	39.0%	38.2%
Selling, general and administrative expenses	17.9%	17.1%
Operating income	21.1%	21.1%
Interest expense	.4%	.7%
Other income	.1%	.1%
Income tax expense	3.1%	1.6%
Net income attributable to noncontrolling interests	1.4%	1.2%
Net income attributable to HEICO	16.3%	17.6%

Index
Comparison of Fiscal 2021 to Fiscal 2020

Net Sales

    Our consolidated net sales in fiscal 2021 increased by 4% to $1,865.7 million, up from net sales of $1,787.0 million in fiscal 2020. The increase in consolidated net sales principally reflects an increase of $84.2 million (a 10% increase) to a record $959.2 million in net sales within the ETG and an increase of $2.3 million to $927.1 million in net sales within the FSG. The net sales increase in the ETG principally reflects $48.9 million contributed by our fiscal 2020 and 2021 acquisitions as well as organic growth of 3%. The ETG's organic growth is mainly attributable to increased demand for our other electronic and medical products resulting in net sales increases of $32.4 million and $6.3 million, respectively, partially offset by decreased demand for our commercial aerospace and space products resulting in net sales decreases of $4.7 million and $4.4 million, respectively. The net sales increase in the FSG principally reflects $21.0 million contributed by our fiscal 2021 and 2020 acquisitions, partially offset by an $18.7 million decrease in organic net sales. The FSG's organic decrease is mainly attributable to lower demand for our specialty products product line resulting in a $32.9 million decrease in net sales, partially offset by increased demand within our repair and overhaul services product line resulting in a net sales increase of $12.7 million. Sales price changes were not a significant contributing factor to the change in net sales of the ETG and FSG in fiscal 2021.

    Our net sales in fiscal 2021 and 2020 by market consisted of approximately 39% and 41% from the commercial aviation industry, respectively, 44% from the defense and space industries in both periods, and 17% and 15% from other industrial markets including electronics, medical and telecommunications, respectively.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 39.0% in fiscal 2021, up from 38.2% in fiscal 2020 principally reflecting an increase of 1.7% in the FSG's gross profit margin, partially offset by a decrease of .8% in the ETG's gross profit margin. The increase in the FSG's gross profit margin reflects a 1.1% benefit from a $10.2 million decrease in inventory obsolescence expense. The FSG recognized higher inventory obsolescence expenses in fiscal 2020 following the announced retirement of certain aircraft types and engine platforms by our commercial aerospace customers due to the Pandemic's financial impact. Additionally, the increase in the FSG's gross profit margin reflects a more favorable product mix and higher net sales within our repair and overhaul services and aftermarket replacement parts product lines, partially offset by the previously mentioned lower net sales within our specialty products product line. The decrease in the ETG's gross profit margin principally reflects a decrease in net sales of defense and space products, partially offset by the previously mentioned increase in net sales of other electronic products. Total new product research and development expenses included within our consolidated cost of sales were $68.9 million in fiscal 2021, up from $65.6 million in fiscal 2020.

Our consolidated selling, general and administrative ("SG&A") expenses were $334.5 million in fiscal 2021, as compared to $305.5 million in fiscal 2020. The increase in

Index
consolidated SG&A expenses reflects $25.6 million of higher performance-based compensation expense and $13.9 million attributable to the fiscal 2020 and 2021 acquisitions, partially offset by an $11.6 million reduction in bad debt expense. The Company recognized higher bad debt expense in fiscal 2020 due to potential collection difficulties from certain commercial aviation customers that filed for bankruptcy protection during fiscal 2020 as a result of the Pandemic's financial impact.

Our consolidated SG&A expenses as a percentage of net sales was 17.9% in fiscal 2021, as compared to 17.1% in fiscal 2020. The increase in consolidated SG&A expenses as a percentage of net sales principally reflects a 1.4% impact from higher performance-based compensation expense, partially offset by a .6% decrease from lower bad debt expense.

Operating Income

Our consolidated operating income increased by 4% to $392.9 million in fiscal 2021, up from $376.6 million in fiscal 2020. The increase in consolidated operating income principally reflects an $18.5 million increase (a 7% increase) to a record $277.3 million in operating income of the ETG as well as an $8.9 million increase (a 6% increase) to $151.9 million in operating income of the FSG. The increase in operating income of the ETG principally reflects the previously mentioned net sales growth, partially offset by the previously mentioned lower gross profit margin. The increase in operating income of the FSG principally reflects the previously mentioned improved gross profit margin and an $11.5 million decrease in bad debt expense, partially offset by $16.2 million of higher performance-based compensation expense. The increase in consolidated operating income was partially offset by $9.1 million of higher corporate expenses mainly attributable to an increase in performance-based compensation expense.

Our consolidated operating income as a percentage of net sales was 21.1% in both fiscal 2021 and 2020. The FSG's operating income as a percentage of net sales increased to 16.4% in fiscal 2021, up from 15.5% in fiscal 2020. The increase in the FSG's operating income as a percentage of net sales principally reflects a 2.3% aggregate impact from the previously mentioned decrease in bad debt expense and inventory obsolescence expense, partially offset by a 1.7% impact from the previously mentioned higher performance-based compensation expense. The ETG's operating income as a percentage of net sales was 28.9% in fiscal 2021, as compared to 29.6% in fiscal 2020. The decrease in the ETG's operating income as a percentage of net sales principally reflects the previously mentioned lower gross profit margin.

Interest Expense

    Interest expense decreased to $7.3 million in fiscal 2021, down from $13.2 million in fiscal 2020. The decrease was principally due to a lower weighted average interest rate as well as a lower weighted average balance of borrowings outstanding under our revolving credit facility.

Index
Other Income

    Other income in fiscal 2021 and 2020 was not material.

Income Tax Expense

    Our effective tax rate in fiscal 2021 was 14.8%, as compared to 7.9% in fiscal 2020. We recognized a discrete tax benefit from stock option exercises in fiscal 2021 and 2020 of $14.2 million and $48.3 million, respectively. The tax benefit from stock option exercises in both years was the result of strong appreciation in HEICO's stock price during the optionees' holding periods and the $34.1 million larger benefit recognized in fiscal 2020 was the result of more stock options exercised. Additionally, our effective tax rate in fiscal 2021 reflects the favorable impact of higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Corporation Leadership Compensation Plan ("LCP").

Net Income Attributable to Noncontrolling Interests
    Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $25.5 million in fiscal 2021, as compared to $21.9 million in fiscal 2020. The increase in net income attributable to noncontrolling interests in fiscal 2021 principally reflects higher allocations of net income to noncontrolling interests as a result of certain fiscal 2020 and 2021 acquisitions as well as an increase in the operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO was $304.2 million, or $2.21 per diluted share, in fiscal 2021, as compared to $314.0 million, or $2.29 per diluted share, in fiscal 2020, principally reflecting the previously mentioned higher income tax expense, partially offset by the previously mentioned increase in operating income of the ETG and FSG, and lower interest expense.

Outlook

Looking ahead to fiscal 2022, we expect the commercial air travel recovery to continue, particularly in certain domestic travel markets, while less so in international markets, even though the Pandemic will likely continue to adversely impact the commercial aerospace industry and HEICO. International markets have not recovered to the extent of domestic markets, and while we are confident of their future recovery and the potential sales increase, the timing is uncertain. Additionally, recent cost inflation and potential supply chain disruptions stemming from the Pandemic may lead to higher material and labor costs. We remain cautiously optimistic that the ongoing worldwide rollout of COVID-19 vaccines, including boosters, will continue to positively influence commercial air travel and benefit the markets we serve. But, it still remains very difficult to predict the Pandemic’s path and effect, including factors like new variants and

Index
vaccination rates, which can impact our key markets. Therefore, we feel it would not be responsible to provide fiscal 2022 net sales and earnings guidance at this time. However, we believe our ongoing conservative policies, strong balance sheet, and high degree of liquidity enable us to invest in new research and development, execute on our successful acquisition program, and position HEICO for market share gains.

Inflation

    We have generally experienced increases in our costs of labor, materials and services consistent with overall rates of inflation. The impact of such increases on net income attributable to HEICO has been generally minimized by efforts to lower costs through manufacturing efficiencies and cost reductions as well as selective price increases.

Liquidity and Capital Resources

    The following table summarizes our capitalization (in thousands):

	As of October 31,
	2021	2020
Cash and cash equivalents	$108,298	$406,852
Total debt (including current portion)	236,498	739,831
Shareholders’ equity	2,296,939	2,010,607
Total capitalization (debt plus equity)	2,533,437	2,750,438
Total debt to total capitalization	9%	27%

    Our principal uses of cash include acquisitions, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. Capital expenditures in fiscal 2022 are anticipated to approximate $45 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility.

    As of December 20, 2021, we had approximately $1,259 million of unused committed availability under the terms of our revolving credit facility. Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund our cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $444.1 million in fiscal 2021 and consisted primarily of net income from consolidated operations of $329.8 million, depreciation and amortization expense of $93.0 million (a non-cash item), net changes in other long-term liabilities and assets related to the LCP of $12.8 million (principally participant deferrals and employer contributions), $10.1 million in employer contributions to the HEICO Savings and

Index
Investment Plan (a non-cash item), and $9.1 million in share-based compensation expense (a non-cash item), partially offset by a $15.6 million deferred income tax benefit.

Net cash provided by operating activities increased by $35.0 million in fiscal 2021, up from $409.1 million in fiscal 2020. The increase is principally attributable to a $50.1 million decrease in net working capital, partially offset by a $9.6 million increase in deferred income tax benefits and a $6.1 million decrease in net income from consolidated operations. The decrease in net working capital primarily resulted from the payment of less performance-based compensation expense in fiscal 2021 resulting from the lower fiscal 2020 operating results mainly attributable to the Pandemic, an increase in trade accounts payable resulting from the timing of payments, and a smaller increase in inventory during fiscal 2021 compared to the inventory growth in fiscal 2020 as a result of certain inventory purchase commitments based on pre-Pandemic net sales expectations and to support the backlog of certain of our business, partially offset by a net increase in accounts receivable and contract assets resulting from the timing of collections and customer billings.

Net cash provided by operating activities was $409.1 million in fiscal 2020 and consisted primarily of net income from consolidated operations of $335.9 million, depreciation and amortization expense of $88.6 million (a non-cash item), net changes in other long-term liabilities and assets related to the LCP of $14.8 million (principally participant deferrals and employer contributions), $10.1 million in share-based compensation expense (a non-cash item), and $9.6 million in employer contributions to the HEICO Savings and Investment Plan (a non-cash item), partially offset by a $48.5 million increase in working capital.

Investing Activities

Net cash used in investing activities totaled $183.5 million in fiscal 2021 and related primarily to acquisitions of $136.5 million (net of cash acquired), capital expenditures of $36.2 million, and investments related to the LCP of $14.0 million. Further details on acquisitions may be found in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.

Net cash used in investing activities totaled $199.0 million in fiscal 2020 and related primarily to acquisitions of $163.9 million (net of cash acquired), capital expenditures of $22.9 million and investments related to the LCP of $15.9 million. Further details on acquisitions may be found in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.

Financing Activities

Net cash used in financing activities in fiscal 2021 totaled $559.0 million. During fiscal 2021, we made $505.0 million in payments on our revolving credit facility, made $28.0 million of distributions to noncontrolling interests, paid $23.0 million in cash dividends on our common stock, redeemed common stock related to stock option exercises aggregating $3.8 million, paid $2.3 million to acquire certain noncontrolling interests, and paid revolving credit facility issuance costs of $1.5 million, which were partially offset by $5.3 million in proceeds from stock option exercises.

Index
Net cash provided by financing activities in fiscal 2020 totaled $137.7 million. During fiscal 2020, we borrowed $200.0 million under our revolving credit facility to provide a cushion of liquidity during the period of economic uncertainty resulting from the Pandemic and $45.0 million to fund our fiscal 2020 acquisitions. A portion of the $200.0 million drawn was subsequently used to help fund certain of our fiscal 2020 acquisitions. We also received $14.3 million in capital contributions from the noncontrolling interest holders of a subsidiary of HEICO Electronic representing their share of the purchase price for a 25% interest in two acquisitions made by a subsidiary of HEICO Electronic in August 2020. (See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for further details). Additionally, we made $68.0 million in payments on our revolving credit facility, paid $21.6 million in cash dividends on our common stock, made $17.9 million of distributions to noncontrolling interests, redeemed common stock related to stock option exercises aggregating $12.1 million, paid $7.5 million to acquire certain noncontrolling interests and received $7.0 million in proceeds from stock option exercises.

In November 2017, we entered into a $1.3 billion Revolving Credit Facility Agreement ("Credit Facility") with a bank syndicate. The Credit Facility may be used to finance acquisitions and for working capital and other general corporate purposes, including capital expenditures. In December 2020, we entered into an amendment to extend the maturity date of the Credit Facility by one year to November 2023 and to increase the capacity by $200 million to $1.5 billion. The Credit Facility includes a feature that will allow us to increase the capacity by $350 million to become a $1.85 billion facility through increased commitments from existing lenders or the addition of new lenders and can be extended for an additional one-year period.

    Borrowings under the Credit Facility accrue interest at our election of the Base Rate or the Eurocurrency Rate, plus in each case, the Applicable Rate (based on our Total Leverage Ratio). The Base Rate for any day is a fluctuating rate per annum equal to the highest of (i) the Prime Rate; (ii) the Federal Funds Rate plus .50%; and (iii) the Eurocurrency Rate for an Interest Period of one month plus 100 basis points. The Eurocurrency Rate is the rate per annum obtained by dividing LIBOR for the applicable Interest Period by a percentage equal to 1.00 minus the daily average Eurocurrency Reserve Rate for such Interest Period, as such capitalized terms are defined in the Credit Facility. The Applicable Rate for Eurocurrency Rate Loans ranges from 1.00% to 2.00%. The Applicable Rate for Base Rate Loans ranges from 0% to 1.00%. A fee is charged on the amount of the unused commitment ranging from .125% to .30% (depending on our Total Leverage Ratio). The Credit Facility also includes $100 million sublimits for borrowings made in foreign currencies and for swingline borrowings, and a $50 million sublimit for letters of credit. Outstanding principal, accrued and unpaid interest and other amounts payable under the Credit Facility may be accelerated upon an event of default, as such events are described in the Credit Facility. The Credit Facility is unsecured and contains covenants that require, among other things, the maintenance of a Total Leverage Ratio and an Interest Coverage Ratio, as such capitalized terms are defined in the Credit Facility. We were in compliance with all financial and nonfinancial covenants of the Credit Facility as of October 31, 2021.

Index
Other Obligations and Commitments

The holders of equity interests in certain of the Company’s subsidiaries have rights (“Put Rights”) that require the Company to provide cash consideration for their equity interests (the “Redemption Amount”) at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period. As of October 31, 2021, management’s estimate of the aggregate Redemption Amount of all Put Rights that we could be required to pay is approximately $252.6 million, which is reflected within redeemable noncontrolling interests in our Consolidated Balance Sheet. The estimated aggregate Redemption Amount of the Put Rights that are currently puttable or becoming puttable during fiscal 2022 is approximately $113.0 million, of which approximately $68.0 million would be payable in fiscal 2022 should all of the eligible associated noncontrolling interest holders elect to exercise their Put Rights during fiscal 2022. See Note 13, Redeemable Noncontrolling Interests, of the Notes to Consolidated Financial Statements for further information.

See Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements for information regarding our long-term debt obligations.

See Note 8, Fair Value Measurements, of the Notes to Consolidated Financial Statements for information pertaining to contingent consideration obligations.

See Note 9, Leases, of the Notes to Consolidated Financial Statements for information pertaining to future minimum lease payments relating to the Company’s operating and finance lease obligations.

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

Index
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

Index
Changes in estimates did not have a material effect on net income from consolidated operations in fiscal 2021, 2020 and 2019.

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

    As part of the agreement to acquire certain subsidiaries, we may be obligated to pay contingent consideration should the acquired entity meet certain earnings objectives subsequent to the date of acquisition. As of the acquisition date, contingent consideration is recorded at fair value as determined through the use of a probability-based scenario analysis approach. Under this method, a set of discrete potential future subsidiary earnings is determined using internal estimates based on various revenue growth rate assumptions for each scenario. A probability of likelihood is then assigned to each discrete potential future earnings estimate and the resultant contingent consideration is calculated and discounted using a weighted average discount rate reflecting the credit risk of HEICO. Subsequent to the acquisition date, the fair value of such contingent consideration is measured each reporting period and any changes are recorded to SG&A expenses within our Consolidated Statements of Operations. Changes in either the revenue growth rates, related earnings or the discount rate could result in a material change to the amount of contingent consideration accrued. As of October 31, 2021, 2020 and 2019, $62.3 million, $42.0 million and $18.3 million of contingent consideration was accrued within our

Index
Consolidated Balance Sheets, respectively. During fiscal 2021, 2020 and 2019, such fair value measurement adjustments resulted in net increases to SG&A expenses of $1.2 million, $.5 million and $2.6 million, respectively. For further information regarding our contingent consideration arrangements, see Note 8, Fair Value Measurements, of the Notes to Consolidated Financial Statements.

Valuation of Goodwill and Other Intangible Assets

    We test goodwill for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. In evaluating the recoverability of goodwill, we compare the fair value of each of our reporting units to its carrying value to determine potential impairment. During fiscal 2021, we adopted Accounting Standards Update ("ASU") 2017-04, “Simplifying the Test for Goodwill Impairment." Pursuant to ASU 2017-04, an impairment loss is recognized in the amount by which the carrying value of a reporting unit’s goodwill exceeds its fair value. Prior to the adoption of ASU 2017-04, an impairment loss was recognized in the amount by which the carrying value of a reporting unit's goodwill exceeded its implied fair value. The fair values of our reporting units were determined using a weighted average of a market approach and an income approach. Under the market approach, fair values are estimated using published market multiples for comparable companies. We calculate fair values under the income approach by taking estimated future cash flows that are based on internal projections and other assumptions deemed reasonable by management and discounting them using an estimated weighted average cost of capital. Based on the annual goodwill impairment test as of October 31, 2021, 2020 and 2019, we determined there was no impairment of our goodwill. The fair value of each of our reporting units as of October 31, 2021 significantly exceeded its carrying value.

    We test each non-amortizing intangible asset (principally trade names) for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. To derive the fair value of our trade names, we utilize an income approach, which relies upon management's assumptions of royalty rates, projected revenues and discount rates. We also test each amortizing intangible asset for impairment if events or circumstances indicate that the asset might be impaired. The test consists of determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. The determination of fair value requires us to make a number of estimates, assumptions and judgments of underlying factors such as projected revenues and related earnings as well as discount rates. Based on the intangible asset impairment tests conducted, we did not recognize any impairment losses in fiscal 2021, 2020 and 2019.

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

Index
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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

    We have exposure to interest rate risk, mainly related to our revolving credit facility, which has variable interest rates. Interest rate risk associated with our variable rate debt is the potential increase in interest expense from an increase in interest rates. Based on our aggregate outstanding variable rate debt balance of $225.0 million as of October 31, 2021, a hypothetical 10% increase in interest rates would not have a material effect on our results of operations, financial position or cash flows. We also maintain a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase.
Due to the short duration of these financial instruments, a hypothetical 10% increase in interest rates as of October 31, 2021 would not have a material effect on our results of operations, financial position or cash flows.

Foreign Currency Risk

    We have several foreign subsidiaries that utilize a functional currency other than the U.S. dollar, or principally the Euro. Accordingly, changes in exchange rates between such foreign currencies and the U.S. dollar will affect the translation of the financial results of our foreign subsidiaries into the U.S. dollar for purposes of reporting our consolidated financial results. A hypothetical 10% weakening in the exchange rate of the Euro to the U.S. dollar as of October 31, 2021 would not have a material effect on our results of operations, financial position or cash flows.

Index
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEICO CORPORATION AND SUBSIDIARIES

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HEICO Corporation
Hollywood, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HEICO Corporation and subsidiaries (the "Company") as of October 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended October 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 21, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Index
•We tested changes in the inventory valuation reserve and evaluated whether such changes were the result of the sale or write off of inventory parts or the result of changes in the significant assumptions used to develop the valuation reserve.

/s/ DELOITTE & TOUCHE LLP

Miami, Florida
December 21, 2021
We have served as the Company's auditor since 1990.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of October 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$108,298	$406,852
Accounts receivable, net	244,919	210,433
Contract assets	80,073	60,429
Inventories, net	478,050	463,205
Prepaid expenses and other current assets	26,045	24,706
Total current assets	937,385	1,165,625

Property, plant and equipment, net	193,638	168,848
Goodwill	1,450,395	1,383,167
Intangible assets, net	582,307	579,041
Other assets	334,682	251,030
Total assets	$3,498,407	$3,547,711

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,515	$1,045
Trade accounts payable	85,544	76,237
Accrued expenses and other current liabilities	206,857	162,232
Income taxes payable	964	1,647
Total current liabilities	294,880	241,161

Long-term debt, net of current maturities	234,983	738,786
Deferred income taxes	40,761	55,658
Other long-term liabilities	378,257	280,291
Total liabilities	948,881	1,315,896

Commitments and contingencies (Note 16)

Redeemable noncontrolling interests (Note 13)	252,587	221,208

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 shares authorized; 54,264 and 54,195 shares issued and outstanding	543	542
Class A Common Stock, $.01 par value per share; 150,000 shares authorized; 81,224 and 80,923 shares issued and outstanding	812	809
Capital in excess of par value	320,747	299,930
Deferred compensation obligation	5,297	4,886
HEICO stock held by irrevocable trust	(5,297)	(4,886)
Accumulated other comprehensive loss	(8,552)	(9,149)
Retained earnings	1,949,521	1,688,045
Total HEICO shareholders’ equity	2,263,071	1,980,177
Noncontrolling interests	33,868	30,430
Total shareholders’ equity	2,296,939	2,010,607
Total liabilities and equity	$3,498,407	$3,547,711
The accompanying notes are an integral part of these consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended October 31,
	2021	2020	2019

Net sales	$1,865,682	$1,787,009	$2,055,647

Operating costs and expenses:
Cost of sales	1,138,259	1,104,882	1,241,807
Selling, general and administrative expenses	334,523	305,479	356,743

Total operating costs and expenses	1,472,782	1,410,361	1,598,550

Operating income	392,900	376,648	457,097

Interest expense	(7,285)	(13,159)	(21,695)
Other income	1,443	1,366	2,439

Income before income taxes and noncontrolling interests	387,058	364,855	437,841

Income tax expense	57,300	29,000	78,100

Net income from consolidated operations	329,758	335,855	359,741

Less: Net income attributable to noncontrolling interests	25,538	21,871	31,845

Net income attributable to HEICO	$304,220	$313,984	$327,896

Net income per share attributable to HEICO shareholders:
Basic	$2.25	$2.33	$2.45
Diluted	$2.21	$2.29	$2.39

Weighted average number of common shares outstanding:
Basic	135,326	134,754	133,640
Diluted	137,854	137,302	137,350

The accompanying notes are an integral part of these consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended October 31,
	2021	2020	2019

Net income from consolidated operations	$329,758	$335,855	$359,741
Other comprehensive income (loss):
Foreign currency translation adjustments	(591)	8,876	(844)
Unrealized gain (loss) on defined benefit pension plan, net of tax	991	(1,012)	(889)
Amortization of unrealized loss on defined benefit pension plan, net of tax	135	73	25
Total other comprehensive income (loss)	535	7,937	(1,708)
Comprehensive income from consolidated operations	330,293	343,792	358,033
Net income attributable to noncontrolling interests	25,538	21,871	31,845
Foreign currency translation adjustments attributable to noncontrolling interests	(62)	347	(225)
Comprehensive income attributable to noncontrolling interests	25,476	22,218	31,620
Comprehensive income attributable to HEICO	$304,817	$321,574	$326,413

The accompanying notes are an integral part of these consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2020	$221,208	$542	$809	$299,930	$4,886	($4,886)	($9,149)	$1,688,045	$30,430	$2,010,607
Comprehensive income	19,662	—	—	—	—	—	597	304,220	5,814	310,631
Cash dividends ($.17 per share)	—	—	—	—	—	—	—	(23,002)	—	(23,002)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	—	9,791	—	—	—	—	—	9,792
Share-based compensation expense	—	—	—	9,058	—	—	—	—	—	9,058
Proceeds from stock option exercises	—	—	3	5,341	—	—	—	—	—	5,344
Redemptions of common stock related to stock option exercises	—	—	—	(3,791)	—	—	—	—	—	(3,791)
Distributions to noncontrolling interests	(25,746)	—	—	—	—	—	—	—	(2,217)	(2,217)
Acquisitions of noncontrolling interests	(2,336)	—	—	—	—	—	—	—	—	—
Noncontrolling interests assumed related to acquisitions	18,989	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	19,743	—	—	—	—	—	—	(19,743)	—	(19,743)
Capital contributions from noncontrolling interests	1,067	—	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	—	—	—	411	(411)	—	—	—	—
Other	—	—	—	418	—	—	—	1	(159)	260
Balances as of October 31, 2021	$252,587	$543	$812	$320,747	$5,297	($5,297)	($8,552)	$1,949,521	$33,868	$2,296,939

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2019	$188,264	$541	$804	$284,609	$4,232	($4,232)	($16,739)	$1,397,327	$28,118	$1,694,660
Comprehensive income	16,932	—	—	—	—	—	7,590	313,984	5,286	326,860
Cash dividends ($.16 per share)	—	—	—	—	—	—	—	(21,552)	—	(21,552)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	—	9,723	—	—	—	—	—	9,724
Share-based compensation expense	—	—	—	10,134	—	—	—	—	—	10,134
Proceeds from stock option exercises	—	—	6	6,949	—	—	—	—	—	6,955
Redemptions of common stock related to stock option exercises	—	—	(1)	(12,119)	—	—	—	—	—	(12,120)
Noncontrolling interests assumed related to acquisitions	22,204	—	—	—	—	—	—	—	—	—
Capital contributions from noncontrolling interests	14,329	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(16,176)	—	—	—	—	—	—	—	(1,732)	(1,732)
Acquisitions of noncontrolling interests	(7,475)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	1,714	—	—	—	—	—	—	(1,714)	—	(1,714)
Deferred compensation obligation	—	—	—	—	654	(654)	—	—	—	—
Other	1,416	—	—	634	—	—	—	—	(1,242)	(608)
Balances as of October 31, 2020	$221,208	$542	$809	$299,930	$4,886	($4,886)	($9,149)	$1,688,045	$30,430	$2,010,607
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

Index
HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended October 31,
	2021	2020	2019
Operating Activities:
Net income from consolidated operations	$329,758	$335,855	$359,741
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	93,019	88,561	83,497
Share-based compensation expense	9,058	10,134	10,334
Employer contributions to HEICO Savings and Investment Plan	10,091	9,576	9,528
Deferred income tax benefit	(15,635)	(5,998)	(6,392)
Increase in accrued contingent consideration, net	1,246	515	2,630
Payment of contingent consideration	—	(175)	(3,105)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(27,300)	71,515	(28,976)
Decrease (increase) in contract assets	376	(16,398)	11,583
Increase in inventories	(10,121)	(28,315)	(30,077)
(Increase) decrease in prepaid expenses and other current assets	(4,795)	2,471	609
Increase (decrease) in trade accounts payable	6,907	(30,327)	(3,851)
Increase (decrease) in accrued expenses and other current liabilities	33,634	(37,905)	17,151
Increase (decrease) in income taxes payable	2,821	(9,586)	1,296
Net changes in other long-term liabilities and assets related to HEICO Leadership Compensation Plan	12,781	14,836	12,920
Other	2,244	4,366	490
Net cash provided by operating activities	444,084	409,125	437,378

Investing Activities:
Acquisitions, net of cash acquired	(136,500)	(163,939)	(240,841)
Capital expenditures	(36,183)	(22,940)	(28,938)
Investments related to HEICO Leadership Compensation Plan, net	(14,000)	(15,900)	(13,701)
Other	3,229	3,736	2,834
Net cash used in investing activities	(183,454)	(199,043)	(280,646)

Financing Activities:
Payments on revolving credit facility	(505,000)	(68,000)	(283,000)
Borrowings on revolving credit facility	—	245,000	313,000
Distributions to noncontrolling interests	(27,963)	(17,908)	(110,869)
Cash dividends paid	(23,002)	(21,552)	(18,691)
Redemptions of common stock related to stock option exercises	(3,791)	(12,120)	(64,014)
Acquisitions of noncontrolling interests	(2,336)	(7,475)	—
Revolving credit facility issuance costs	(1,468)	—	—
Payment of contingent consideration	—	(325)	(4,073)
Proceeds from stock option exercises	5,344	6,955	8,547
Capital contributions from noncontrolling interests	534	14,329	—
Other	(1,286)	(1,161)	(620)
Net cash (used in) provided by financing activities	(558,968)	137,743	(159,720)

Effect of exchange rate changes on cash	(216)	2,026	390

Net (decrease) increase in cash and cash equivalents	(298,554)	349,851	(2,598)
Cash and cash equivalents at beginning of year	406,852	57,001	59,599
Cash and cash equivalents at end of year	$108,298	$406,852	$57,001

The accompanying notes are an integral part of these consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

    HEICO Corporation, through its principal subsidiaries consisting of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”), HEICO Flight Support Corp. ("HFSC") and HEICO Electronic Technologies Corp. (“HEICO Electronic”) and their respective subsidiaries (collectively, the “Company”), is principally engaged in the design, manufacture and sale of aerospace, defense and electronic related products and services throughout the United States ("U.S.") and internationally. The Company’s customer base is primarily the aviation, defense, space, medical, telecommunications and electronics industries.

Basis of Presentation

    The Company has two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace and HFSC and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic and its subsidiaries.

    The consolidated financial statements include the financial accounts of HEICO Corporation and its direct subsidiaries, all of which are wholly owned except for HEICO Aerospace, which is 20% owned by Lufthansa Technik AG ("LHT"), the technical services subsidiary of Lufthansa German Airlines. HFSC consolidates five subsidiaries which are 70%, 84%, 85%, 89% and 90%, owned, respectively, and seven subsidiaries that are each 80.1% owned. In addition, HEICO Aerospace consolidates a joint venture, which is 84% owned. HEICO Electronic consolidates four subsidiaries that are each 80.1% owned, two subsidiaries that are each 75% owned, and five subsidiaries which are 82.5%, 85%, 90%, 92.7% and 95.9% owned, respectively. Certain subsidiaries of HEICO Electronic consolidate subsidiaries that are less than wholly owned. See Note 13, Redeemable Noncontrolling Interests. All intercompany balances and transactions are eliminated.

The Company's results of operations in fiscal 2021 continued to reflect the adverse impact from the COVID-19 global pandemic (the “Pandemic”). Most notably, demand for HEICO's commercial aviation products and services were moderated by the ongoing depressed commercial aerospace market as compared to pre-Pandemic levels. The Company experienced a significant improvement in operating results in the second half of fiscal 2021 as compared to the second half of fiscal 2020. The second half of fiscal 2020 was the period in which the Company's results of operations were most negatively affected by the Pandemic’s impact. Since then, the FSG has reported five consecutive quarters of improvement in net sales and operating income resulting from signs of commercial air travel recovery.

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

Index
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

The Company’s lease arrangements primarily pertain to manufacturing facilities, office buildings, equipment, land and vehicles. The Company evaluates whether a contractual arrangement that provides it with control over the use of an asset is, or contains, a lease at the inception date. The term of a lease is inclusive of any option to renew, extend, or terminate the lease when it is reasonably certain that the Company will exercise such option. The Company classifies a lease as operating or finance using the classification criteria set forth in ASC 842. HEICO recognizes lease right-of-use (“ROU”) assets and corresponding lease liabilities as of the

Index
lease commencement date based on the present value of the lease payments over the lease term. The discount rate used to calculate the present value of the Company’s leases is based on HEICO’s incremental borrowing rate and considers credit risk, the lease term and other available information as of the commencement date since the leases do not provide a readily determinable implicit rate. Variable lease payments that depend on an index or a rate are included in the determination of ROU assets and lease liabilities using the index or rate at the lease commencement date. Variable lease payments that do not depend on an index or rate or resulting from changes in an index or rate subsequent to the lease commencement date, are recorded as lease expense in the period in which the obligation for the payment is incurred. The Company’s ROU assets are increased by any prepaid lease payments and initial direct costs and reduced by any lease incentives. The Company’s leases do not contain any material residual value guarantees or restrictive covenants. See Note 9, Leases, for additional information regarding the Company’s accounting policy for leases.

Business Combinations

    The Company allocates the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired and liabilities and any noncontrolling interests assumed based on their estimated fair values, with any excess recorded as goodwill. The operating results of acquired businesses are included in the Company’s results of operations beginning as of their effective acquisition dates. Acquisition costs were not material in fiscal 2021, 2020 and 2019.

    For contingent consideration arrangements, a liability is recognized at fair value as of the acquisition date with subsequent fair value adjustments recorded in operations. Additional information regarding the Company's contingent consideration arrangements may be found in Note 2, Acquisitions, and Note 8, Fair Value Measurements.

Goodwill and Other Intangible Assets

    The Company tests goodwill for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. In evaluating the recoverability of goodwill, the Company compares the fair value of each of its reporting units to its carrying value to determine potential impairment. During fiscal 2021, the Company adopted ASU 2017-04, “Simplifying the Test for Goodwill Impairment." Pursuant to ASU 2017-04, an impairment loss is recognized in the amount by which the carrying value of a reporting unit’s goodwill exceeds its fair value. Prior to the adoption of ASU 2017-04, an impairment loss was recognized in the amount by which the carrying value of a reporting unit's goodwill exceeded its implied fair value. The fair values of the Company's reporting units are determined by using a weighted average of a market approach and an income approach. Under the market approach, fair values are estimated using published market multiples for comparable companies. The Company calculates fair values under the income approach by taking estimated future cash flows that are based on internal projections and other assumptions deemed reasonable by management and discounting them using an estimated weighted average cost of capital.

Index
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

Index
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

	As of October 31,
	2021	2020
Fair value of plan assets	$13,116	$11,581
Projected benefit obligation	13,979	14,519
Funded status	($863)	($2,938)
Revenue Recognition

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

Index
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

Index
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

Changes in estimates that result in adjustments to net sales and cost of sales are recognized as necessary in the period they become known on a cumulative catch-up basis. Changes in estimates did not have a material effect on net income from consolidated operations in fiscal 2021, 2020 and 2019.

Stock-Based Compensation

    The Company records compensation expense associated with stock options in its Consolidated Statements of Operations based on the grant date fair value of those awards. The fair value of each stock option on the date of grant is estimated using the Black-Scholes pricing model based on certain valuation assumptions. Expected stock price volatility is based on the Company’s historical stock prices over the expected life of the option grant and other factors. The risk-free interest rate used is based on the published U.S. Treasury yield curve in effect at the time of the option grant for instruments with a similar life. The dividend yield reflects the Company’s expected dividend yield at the date of grant. The expected option life represents the period of time that the stock options are expected to be outstanding, taking into consideration the contractual term of the option grant and employee historical exercise behavior. The Company’s historical rate of forfeiture is nominal and therefore not included when estimating the grant date fair value of stock option awards. As such, the Company recognizes the impact of forfeitures when they occur. The Company generally recognizes stock option compensation expense ratably over the award’s vesting period.

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

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment," which simplifies the current test for goodwill impairment by eliminating the second step in which the implied value of a reporting unit is calculated when the carrying value of the reporting unit exceeds its fair value. Under ASU 2017-04, goodwill impairment should be recognized for the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company adopted ASU 2017-04 in the first quarter of fiscal 2021 and began applying the guidance prospectively when assessing its goodwill for impairment.

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, "Revenue from Contracts with Customers," as if the acquirer had originated the contracts. ASU 2021-08 is effective for fiscal years and interim reporting periods within those fiscal years beginning after December 15, 2022, or in fiscal 2024 for HEICO. Early adoption is permitted and ASU 2021-08 shall be applied on a prospective basis to business combinations that occur on or after the adoption date. The Company is currently evaluating the effect, if any, the adoption of this guidance will have on its consolidated results of operations, financial position and cash flows.

2.    ACQUISITIONS

In October 2021, the Company, through a subsidiary of HEICO Electronic, acquired all of the outstanding stock of Paciwave, Inc. ("Paciwave"). Paciwave is a designer and manufacturer of Radio Frequency (RF) and microwave components and integrated assemblies specializing particularly in PIN Diode Switches, PIN Attenuators, PIN Limiters, Switching Assemblies and integrated subsystems found in defense and other complex electronic applications. The purchase price of this acquisition was paid in cash using cash provided by operating activities.

In September 2021, the Company, through HEICO Electronic, acquired 80.1% of the stock of R.H. Laboratories, Inc. ("RH Labs"). RH Labs designs and manufactures state-of-the-art RF and microwave integrated assemblies, sub-assemblies and components used in a broad range of demanding defense applications operating in harsh environments including Space. The remaining 19.9% interest continues to be owned by certain members of RH Lab's management

Index
team (see Note 13, Redeemable Noncontrolling Interests, for additional information). The purchase price of this acquisition was paid in cash using cash provided by operating activities.
In August 2021, the Company, through HFSC, acquired 89% of the equity interests of Ridge HoldCo, LLC, which owns all of Ridge Engineering, Inc. ("Ridge") and The Bechdon Company, Inc. ("Bechdon"). Ridge performs tight-tolerance machining and brazing of large-sized parts in mission-critical defense and aerospace applications. Bechdon provides machining, fabrication and welding services for aerospace, defense and other industrial applications. The remaining 11% interests continue to be owned by certain members of Ridge’s and Bechdon's management teams (see Note 13, Redeemable Noncontrolling Interests, for additional information). The total consideration includes an accrual of $18.3 million as of the acquisition date representing the estimated fair value of contingent consideration the Company may be obligated to pay should Ridge and Bechdon meet certain earnings objectives following the acquisition. See Note 8, Fair Value Measurements, for additional information regarding the Company’s contingent consideration obligation. The purchase price of this acquisition was paid in cash using cash provided by operating activities.

In June 2021, the Company, through HFSC, acquired certain assets and liabilities of Camtronics, LLC ("Camtronics"). Camtronics is a Federal Aviation Administration ("FAA")-certified Part 145 repair station with extensive proprietary FAA-designated engineering representative repairs for a variety of domestic and international commercial and cargo airlines. As a result of the transaction, HFSC has an 80.1% interest in Camtronics. Additionally, the noncontrolling interest holders of an 84% owned subsidiary of HFSC have a 9.9% interest in Camtronics and the remaining 10% interest continues to be owned by certain members of Camtronics' management team (see Note 13, Redeemable Noncontrolling Interests, for additional information). The purchase price of this acquisition was paid in cash using cash provided by operating activities.

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

Index
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

In June 2020, the Company, through HFSC, acquired 70% of the membership interests of Rocky Mountain Hydrostatics, LLC ("Rocky Mountain"). Rocky Mountain overhauls industrial pumps, motors, and other hydraulic units with a focus on the support of legacy systems for the U.S. Navy. The remaining 30% interest continues to be owned by certain members of Rocky Mountain's management team (see Note 13, Redeemable Noncontrolling Interests, for additional information).

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

In December 2019, the Company, through HEICO Electronic, acquired 80.1% of the stock of Quell Corporation ("Quell"). Quell designs and manufactures electromagnetic interference (EMI)/radio-frequency interference (RFI) and transient protection solutions for a wide variety of connectors that principally serve customers within the aerospace and defense markets. The remaining 19.9% interest continues to be owned by certain members of Quell's

Index
management team (see Note 13, Redeemable Noncontrolling Interests, for additional information).

In September 2019, the Company, through a subsidiary of HEICO Electronic, acquired all of the outstanding stock of TTT-Cubed, Inc. ("TTT"). TTT is a designer and manufacturer of RF Sources, Detectors, and Controllers for a certain wide range of aerospace and defense applications. The purchase price of this acquisition was paid in cash using cash provided by operating activities.

In July 2019, the Company, jointly through HEICO Electronic and one of its subsidiaries, acquired substantially all of the assets and business of a France-based company and transferred the assets to a newly created subsidiary, Bernier Connect SAS ("Bernier"). At the time of acquisition, the purchase of Bernier was inclusive of Bernier's 70% equity interest in Moulages Plastiques Industriels de L'essonne SARL ("MPI"), a plastics manufacturer ("MPI"). In June 2021, Bernier acquired the remaining 30% equity interest in MPI. Bernier is a designer and manufacturer of interconnect products used in demanding defense, aerospace and industrial applications, primarily for communications-related purposes. The purchase price of this acquisition was paid in cash using cash provided by operating activities.

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

In February 2019, the Company, through HFSC, acquired 80.1% of the membership interests of Decavo LLC ("Decavo"). Decavo designs and produces complex composite parts and assemblies incorporated into camera and related sensor assemblies and unmanned aerial vehicle ("UAV") airframes used in demanding defense and civilian applications. The remaining 19.9% interest continues to be owned by certain members of Decavo's management team (see Note 13, Redeemable Noncontrolling Interests, for additional information). The total consideration includes an accrual of $2.1 million as of the acquisition date representing the estimated fair value of contingent consideration the Company may be obligated to pay should Decavo meet a certain earnings objective during the second and third years following the acquisition. See Note 8, Fair Value Measurements, for additional information regarding the Company's contingent consideration obligation. The purchase price of this acquisition was paid in cash principally using cash provided by operating activities.

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

The following table summarizes the aggregate total consideration for the Company's acquisitions (in thousands):

	Year ended October 31,
	2021	2020	2019
Cash paid	$136,995	$165,290	$243,550
Less: cash acquired	(639)	(1,323)	(2,466)
Cash paid, net	136,356	163,967	241,084
Contingent consideration	18,334	23,719	2,107
Fair value of existing equity interest	—	—	1,417
Additional purchase consideration	56	144	—
Total consideration	$154,746	$187,830	$244,608

Index
The following table summarizes the allocation of the aggregate total consideration for the Company's acquisitions to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed (in thousands):

	Year ended October 31,
	2021	2020	2019
Assets acquired:
Goodwill	$66,450	$114,391	$155,892
Customer relationships	30,910	44,740	47,553
Intellectual property	23,920	27,120	31,459
Trade names	9,920	12,410	19,216
Contract assets	18,399	2,530	362
Property, plant and equipment	17,949	4,000	18,013
Inventories	6,743	10,902	18,046
Accounts receivable	6,895	7,124	8,673
Other assets	1,129	980	545
Total assets acquired, excluding cash	182,315	224,197	299,759

Liabilities assumed:
Deferred income taxes	413	10,434	7,427
Accrued expenses	5,433	2,787	2,971
Accounts payable	2,487	726	2,879
Other liabilities	266	197	627
Total liabilities assumed	8,599	14,144	13,904

Noncontrolling interests in consolidated subsidiaries	18,970	22,223	41,247

Net assets acquired, excluding cash	$154,746	$187,830	$244,608

The following table summarizes the weighted average amortization period of the definite-lived intangible assets acquired in connection with the Company's fiscal 2021, 2020 and 2019 acquisitions (in years):

	Year ended October 31,
	2021	2020	2019
Customer relationships	12	10	11
Intellectual property	13	11	15

The allocation of the total consideration for the fiscal 2021 acquisitions to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's consolidated financial statements. The allocation of the total consideration for the fiscal 2020

Index
acquisitions to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is final and inclusive of any measurement period adjustments made during fiscal 2021, which were immaterial. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of the businesses acquired and the value of their assembled workforces that do not qualify for separate recognition, which, in the case of RH Labs, Ridge, Bechdon and Camtronics benefit both the Company and the noncontrolling interest holders. The fair value of the noncontrolling interests in RH Labs, Ridge, Bechdon and Camtronics was determined based on the consideration paid by the Company for its controlling ownership interest adjusted for a lack of control that a market participant would consider when estimating the fair value of the noncontrolling interest.

The operating results of the fiscal 2021, 2020, and 2019 acquisitions were included in the Company’s results of operations from each of the effective acquisition dates. The amount of net sales and earnings of the fiscal 2021, 2020, and 2019 acquisitions included in the Consolidated Statement of Operations for the respectful fiscal year is not material. Had the fiscal 2021, 2020, and 2019 acquisitions occurred as of the beginning of the respective prior fiscal year, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for fiscal 2021 and 2020, fiscal 2020 and 2019, and fiscal 2019, respectively, would not have been materially different than the reported amounts.

3.    SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	As of October 31,
(in thousands)	2021	2020
Accounts receivable	$255,793	$223,171
Less: Allowance for doubtful accounts	(10,874)	(12,738)
Accounts receivable, net	$244,919	$210,433

Inventories

	As of October 31,
(in thousands)	2021	2020
Finished products	$238,867	$235,501
Work in process	44,887	37,957
Materials, parts, assemblies and supplies	194,296	189,747
Inventories, net of valuation reserves	$478,050	$463,205

Index
Property, Plant and Equipment

	As of October 31,
(in thousands)	2021	2020
Land	$11,363	$6,678
Buildings and improvements	134,150	120,769
Machinery, equipment and tooling	297,297	265,408
Construction in progress	7,784	8,487
	450,594	401,342
Less: Accumulated depreciation and amortization	(256,956)	(232,494)
Property, plant and equipment, net	$193,638	$168,848

The amounts set forth above include tooling costs having a net book value of $6.8 million and $8.3 million as of October 31, 2021 and 2020, respectively. Amortization expense on capitalized tooling was $2.8 million, $3.2 million and $3.1 million in fiscal 2021, 2020 and 2019, respectively.

Depreciation and amortization expense, exclusive of tooling, on property, plant and equipment was $27.8 million, $27.1 million and $25.8 million in fiscal 2021, 2020 and 2019, respectively.

Accrued Expenses and Other Current Liabilities

	As of October 31,
(in thousands)	2021	2020
Accrued employee compensation and related payroll taxes	$121,200	$83,055
Contract liabilities	32,738	25,631
Accrued customer rebates and credits	13,237	15,813
Current operating lease liabilities	13,874	14,180
Other	25,808	23,553
Accrued expenses and other current liabilities	$206,857	$162,232

    The increase in accrued employee compensation and related payroll taxes principally reflects a lower level of accrued performance-based compensation expense in fiscal 2020 resulting from lower consolidated operating results mainly attributable to the Pandemic. The total customer rebates and credits deducted within net sales in fiscal 2021, 2020 and 2019 was $3.3 million, $4.6 million and $9.0 million, respectively.
Other Long-Term Assets and Liabilities

    The Company provides eligible employees, officers and directors of the Company the opportunity to voluntarily defer base salary, bonus payments, commissions, long-term incentive awards and directors fees, as applicable, on a pre-tax basis through the HEICO Corporation Leadership Compensation Plan (“LCP”), a nonqualified deferred compensation plan that

Index
conforms to Section 409A of the Internal Revenue Code. The Company matches 50% of the first 6% of base salary deferred by each participant. Director fees that would otherwise be payable in Company common stock may be deferred into the LCP, and, when distributable, are distributed in actual shares of Company common stock. The deferred compensation obligation associated with Company common stock is recorded as a component of shareholders’ equity at cost and subsequent changes in fair value are not reflected in operations or shareholders’ equity of the Company. Further, while the Company has no obligation to do so, the LCP also provides the Company the opportunity to make discretionary contributions. The Company’s matching contributions and any discretionary contributions are subject to vesting and forfeiture provisions set forth in the LCP. Company contributions to the LCP charged to income in fiscal 2021, 2020 and 2019 totaled $7.1 million, $4.7 million and $6.1 million, respectively. The aggregate liabilities of the LCP were $244.3 million and $178.3 million as of October 31, 2021 and 2020, respectively, and are classified within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets. The assets of the LCP, totaling $245.6 million and $180.1 million as of October 31, 2021 and 2020, respectively, are classified within other assets in the Company's Consolidated Balance Sheets and principally represent cash surrender values of life insurance policies that are held within an irrevocable trust that may be used to satisfy the obligations of the LCP. Additional information regarding the assets of the LCP may be found in Note 8, Fair Value Measurements.

Research and Development Expenses

    The amount of new product research and development ("R&D") expenses included in cost of sales is as follows (in thousands):

	Year ended October 31,
	2021	2020	2019
R&D expenses	$68,877	$65,559	$66,630

Accumulated Other Comprehensive Loss

    Changes in the components of accumulated other comprehensive loss during fiscal 2021 and 2020 are as follows (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balances as of October 31, 2019	($14,989)	($1,750)	($16,739)
Unrealized gain (loss)	8,529	(1,012)	7,517
Amortization of unrealized loss	—	73	73
Balances as of October 31, 2020	(6,460)	(2,689)	(9,149)
Unrealized (loss) gain	(529)	991	462
Amortization of unrealized loss	—	135	135
Balances as of October 31, 2021	($6,989)	($1,563)	($8,552)

Index
4.    GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill by operating segment during fiscal 2021 and 2020 are as follows (in thousands):

	Segment		Consolidated
	FSG	ETG	Totals
Balances as of October 31, 2019	$410,044	$858,659	$1,268,703
Goodwill acquired	14,979	99,401	114,380
Foreign currency translation adjustments	2,542	2,076	4,618
Deconsolidation of subsidiary	—	(4,249)	(4,249)
Adjustments to goodwill	—	(285)	(285)
Balances as of October 31, 2020	427,565	955,602	1,383,167
Goodwill acquired	40,308	26,142	66,450
Foreign currency translation adjustments	227	540	767
Adjustments to goodwill	188	(177)	11
Balances as of October 31, 2021	$468,288	$982,107	$1,450,395

    The goodwill acquired during fiscal 2021 and 2020 pertains to the acquisitions consummated in those respective years as described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed. Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Consolidated Statements of Comprehensive Income. Deconsolidation of subsidiary reflects the value of goodwill associated with an entity that the Company previously consolidated but subsequently contributed the net assets of the former entity to a new entity in which the Company holds a noncontrolling interest and accounts for under the equity method (See Note 2, Acquisitions, for additional information). The adjustments to goodwill represent immaterial measurement period adjustments to the purchase price allocation of certain fiscal 2020 and 2019 acquisitions. The Company estimates that $61 million and $46 million of the goodwill acquired in fiscal 2021 and 2020, respectively, will be deductible for income tax purposes. Based on the annual test for goodwill impairment as of October 31, 2021, the Company determined there is no impairment of its goodwill and the fair value of each of the Company’s reporting units significantly exceeded their carrying value.

Index
    Identifiable intangible assets consist of the following (in thousands):

	As of October 31, 2021			As of October 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$464,506	($221,098)	$243,408	$443,143	($188,919)	$254,224
Intellectual property	255,011	(94,313)	160,698	240,725	(84,686)	156,039
Licenses	6,559	(5,072)	1,487	6,559	(4,670)	1,889
Patents	1,110	(793)	317	1,071	(746)	325
Non-compete agreements	722	(722)	—	811	(811)	—
Trade names	450	(257)	193	450	(219)	231
	728,358	(322,255)	406,103	692,759	(280,051)	412,708
Non-Amortizing Assets:
Trade names	176,204	—	176,204	166,333	—	166,333
	$904,562	($322,255)	$582,307	$859,092	($280,051)	$579,041

    The increase in the gross carrying amount of customer relationships, intellectual property and trade names as of October 31, 2021 compared to October 31, 2020 principally relates to such intangible assets recognized in connection with the fiscal 2021 acquisitions (see Note 2, Acquisitions).

    Amortization expense related to intangible assets was $61.3 million, $57.4 million and $53.7 million in fiscal 2021, 2020 and 2019, respectively. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $58.1 million in fiscal 2022, $52.4 million in fiscal 2023, $47.4 million in fiscal 2024, $42.9 million in fiscal 2025, $38.5 million in fiscal 2026 and $166.8 million thereafter.

5.    LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

	As of October 31,
	2021	2020
Borrowings under revolving credit facility	$225,000	$730,000
Finance leases and note payable (1)	11,498	9,831
	236,498	739,831
Less: Current maturities of long-term debt	(1,515)	(1,045)
	$234,983	$738,786

(1) See Note 9, Leases, for additional information regarding the Company's finance leases.

    The Company's borrowings under its revolving credit facility mature in fiscal 2024. As of October 31, 2021 and 2020, the weighted average interest rate on borrowings under the

Index
Company's revolving credit facility was 1.1% and 1.3%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of October 31, 2021, the Company was in compliance with all such covenants.

Revolving Credit Facility

    In November 2017, the Company entered into a $1.3 billion Revolving Credit Facility Agreement ("Credit Facility") with a bank syndicate. The Credit Facility may be used to finance acquisitions and for working capital and other general corporate purposes, including capital expenditures. In December 2020, the Company entered into an amendment to extend the maturity date of the Credit Facility by one year to November 2023 and to increase the capacity by $200 million to $1.5 billion. The Credit Facility includes a feature that will allow the Company to increase the capacity by $350 million to become a $1.85 billion facility through increased commitments from existing lenders or the addition of new lenders and can be extended for an additional one-year period.

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

    Changes in the Company’s contract assets and liabilities during fiscal 2021 and 2020 are as follows (in thousands):

	October 31, 2021	October 31, 2020	Change
Contract assets	$80,073	$60,429	$19,644
Contract liabilities	32,738	25,631	7,107
Net contract assets	$47,335	$34,798	$12,537

The increase in the Company's contract assets during fiscal 2021 principally reflects the contract assets of certain businesses acquired during fiscal 2021. The increase in the Company's contract liabilities during fiscal 2021 principally reflects the receipt of customer deposits on certain long-term customer contracts as well as the contract liabilities of certain businesses acquired during fiscal 2021.

The amount of revenue that the Company recognized during fiscal 2021 that was included in contract liabilities as of the beginning of fiscal 2021 was $20.7 million.

Remaining Performance Obligations

    As of October 31, 2021, the Company had $461.0 million of remaining performance obligations associated with contracts with an original duration of greater than one year pertaining to the majority of the products offered by the ETG as well as certain products of the FSG's specialty products and aftermarket replacement parts product lines. The Company will recognize net sales as these obligations are satisfied. The Company expects to recognize $344.7 million of this amount during fiscal 2022 and $116.3 million thereafter, of which the majority is expected to occur in fiscal 2023.

Index
Disaggregation of Revenue

    The following table summarizes the Company’s net sales by product line for each operating segment (in thousands):

	Year Ended October 31,
	2021	2020	2019
Flight Support Group:
Aftermarket replacement parts (1)	$535,217	$525,636	$678,001
Repair and overhaul parts and services (2)	208,215	193,164	299,323
Specialty products (3)	183,657	206,012	262,859
Total net sales	927,089	924,812	1,240,183

Electronic Technologies Group:
Electronic component parts primarily for defense, space and aerospace equipment (4)	709,621	679,901	633,685
Electronic component parts for equipment in various other industries (5)	249,549	195,086	200,837
Total net sales	959,170	874,987	834,522

Intersegment sales	(20,577)	(12,790)	(19,058)

Total consolidated net sales	$1,865,682	$1,787,009	$2,055,647

(1)    Includes various jet engine and aircraft component replacement parts.
(2)    Includes primarily the sale of parts consumed in various repair and overhaul services on selected jet engine and aircraft components, avionics, instruments, composites and flight surfaces of commercial and military aircraft.
(3)    Includes primarily the sale of specialty components such as thermal insulation blankets, renewable/reusable insulation systems, advanced niche components, complex composite assemblies, and expanded foil mesh as well as machining, brazing, fabricating and welding services generally to original equipment manufacturers.
(4)    Includes various component parts such as electro-optical infrared simulation and test equipment, electro-optical laser products, electro-optical, microwave and other power equipment, high-speed interface products, power conversion products, underwater locator beacons, emergency locator transmission beacons, traveling wave tube amplifiers, microwave power modules, a wide variety of memory products and radio frequency (RF) and microwave products, crashworthy and ballistically self-sealing auxiliary fuel systems, high performance communications and electronic intercept receivers and tuners, high performance active antenna systems and technical surveillance countermeasures (TSCM) equipment.
(5)    Includes various component parts such as electromagnetic and radio frequency interference shielding, high voltage interconnection devices, high voltage advanced power electronics, harsh environment connectivity products, custom molded cable assemblies, silicone material for a variety of demanding applications and rugged small form-factor embedded computing solutions.

Index
    The following table summarizes the Company’s net sales by industry for each operating segment (in thousands):

	Year ended October 31,
	2021	2020	2019
Flight Support Group:
Aerospace	$660,867	$669,194	$1,004,088
Defense and Space	224,236	213,273	190,076
Other (1)	41,986	42,345	46,019
Total net sales	927,089	924,812	1,240,183

Electronic Technologies Group:
Defense and Space	599,570	577,581	531,029
Other (2)	284,834	225,749	217,889
Aerospace	74,766	71,657	85,604
Total net sales	959,170	874,987	834,522

Intersegment sales	(20,577)	(12,790)	(19,058)

Total consolidated net sales	$1,865,682	$1,787,009	$2,055,647

(1)    Principally industrial products.
(2)    Principally other electronics and medical products.

7.    INCOME TAXES

    The components of income before income taxes and noncontrolling interests are as follows (in thousands):

	Year ended October 31,
	2021	2020	2019
Domestic	$345,733	$327,754	$386,584
Foreign	41,325	37,101	51,257
Income before taxes and noncontrolling interests	$387,058	$364,855	$437,841

Index
    The components of the provision for income taxes on income before income taxes and noncontrolling interests are as follows (in thousands):

	Year ended October 31,
	2021	2020	2019
Current:
Federal	$47,839	$17,730	$56,670
State	11,639	4,167	12,795
Foreign	13,457	13,101	15,027
	72,935	34,998	84,492
Deferred:
Federal	(10,097)	(3,364)	(3,140)
State	(3,251)	(55)	(1,263)
Foreign	(2,287)	(2,579)	(1,989)
	(15,635)	(5,998)	(6,392)
Total income tax expense	$57,300	$29,000	$78,100

    A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year ended October 31,
	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal income tax benefit	2.9%	3.7%	3.0%
Tax benefit related to stock option exercises	(3.7%)	(13.3%)	(3.8%)
Tax-exempt gains on corporate-owned life insurance policies	(2.9%)	(0.7%)	(0.6%)
Research and development tax credits	(2.5%)	(2.4%)	(1.7%)
Foreign derived intangible income deduction	(1.9%)	(1.6%)	(1.4%)
Nondeductible compensation	1.2%	.4%	.8%
Other, net	.7%	.8%	.5%
Effective tax rate	14.8%	7.9%	17.8%

The Company's effective tax rate in fiscal 2021 was 14.8%, as compared to 7.9% in fiscal 2020. The Company recognized a discrete tax benefit from stock option exercises in fiscal 2021 and 2020 of $14.2 million and $48.3 million, respectively. The tax benefit from stock option exercises in both years was the result of strong appreciation in HEICO's stock price during the optionees' holding periods and the $34.1 million larger benefit recognized in fiscal 2020 was the result of more stock options exercised. Additionally, the effective tax rate in fiscal 2021 reflects the favorable impact of higher tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the LCP.

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

    The Company files income tax returns in the U.S. federal jurisdiction and in multiple state jurisdictions. The Company is also subject to income taxes in certain jurisdictions outside the U.S., none of which are individually material to the accompanying consolidated financial statements. Generally, the Company is no longer subject to U.S. federal, state or foreign examinations by tax authorities for years prior to fiscal 2017. One of the Company's foreign subsidiaries files income tax returns in The Netherlands and Thailand where the statute of limitations is open for its fiscal 2015 returns.

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

Index
    Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of October 31,
	2021	2020
Deferred tax assets:
Deferred compensation plan liability	$54,726	$41,744
Inventories	41,354	36,414
Operating lease liabilities	16,483	12,980
Share-based compensation	8,759	8,746
Performance-based compensation accrual	4,615	2,539
Allowance for doubtful accounts receivable	2,532	2,966
Deferred payroll taxes	2,372	1,754
Customer rebates accrual	2,236	2,667
Vacation accrual	1,910	1,840
Other	9,102	8,952
Total deferred tax assets	144,089	120,602

Deferred tax liabilities:
Goodwill and other intangible assets	(145,024)	(141,152)
Property, plant and equipment	(19,580)	(16,130)
Operating lease right-of-use assets	(15,941)	(12,327)
Adoption of ASC 606 (revenue recognition)	(2,677)	(4,733)
Other	(1,628)	(1,918)
Total deferred tax liabilities	(184,850)	(176,260)
Net deferred tax liability	($40,761)	($55,658)

    As of October 31, 2021 and 2020, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $4.1 million and $2.9 million, respectively, of which $3.2 million and $2.3 million, respectively, would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized. A reconciliation of the activity related to the liability for gross unrecognized tax benefits during fiscal 2021 and 2020 is as follows (in thousands):

	Year ended October 31,
	2021	2020
Balances as of beginning of year	$2,946	$2,670
Increases related to current year tax positions	710	489
Increases related to prior year tax positions	839	32
Decreases related to prior year tax positions	—	(18)
Lapses of statutes of limitations	(423)	(227)
Balances as of end of year	$4,072	$2,946

Index
8.    FAIR VALUE MEASUREMENTS

    The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of October 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$245,580	$—	$245,580
Money market funds	4	—	—	4
Total assets	$4	$245,580	$—	$245,584

Liabilities:
Contingent consideration	$—	$—	$62,286	$62,286

	As of October 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$180,128	$—	$180,128
Money market funds	11	—	—	11
Total assets	$11	$180,128	$—	$180,139

Liabilities:
Contingent consideration	$—	$—	$41,974	$41,974

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

As part of the agreement to acquire 89% of the equity interests of a subsidiary by the FSG in fiscal 2021, the Company may be obligated to pay contingent consideration of

Index
$8.9 million as early as in fiscal 2024 should the acquired entity meet a certain earnings objective during the three-year period following the acquisition. Additionally, the Company may be obligated to pay contingent consideration of up to $17.8 million as early as in fiscal 2026 should the acquired entity meet a certain earnings objective during the three-year period following the second anniversary of the acquisition. As of October 31, 2021, the estimated fair value of the contingent consideration was $18.3 million.

As part of the agreement to acquire 89.99% of the equity interests of a subsidiary by the ETG in fiscal 2020, the Company may be obligated to pay contingent consideration of up to CAD $27.0 million, or $21.8 million, in fiscal 2025 should the acquired entity meet certain earnings objectives during fiscal 2023 and 2024. However, should the acquired entity achieve a certain earnings objective over any two consecutive fiscal years beginning in fiscal 2021 and ending in fiscal 2023, half of the contingent consideration obligation, or CAD $13.5 million, would be payable in the following year. As of October 31, 2021, the estimated fair value of the contingent consideration was CAD $14.9 million, or $12.0 million.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2020, the Company may be obligated to pay contingent consideration of up to $35.0 million in fiscal 2025 based on the earnings of the acquired entity during calendar years 2023 and 2024 provided the entity meets certain earnings objectives during each of calendar years 2021 to 2024. As of October 31, 2021, the estimated fair value of the contingent consideration was $13.3 million. The obligation to pay any contingent consideration would be payable by a consolidated subsidiary of HEICO that is 75% owned by HEICO Electronic.

    As part of the agreement to acquire a subsidiary by the ETG in fiscal 2017, the Company may be obligated to pay contingent consideration of $20.0 million in fiscal 2023 should the acquired entity meet a certain earnings objective during the first six years following the acquisition. As of October 31, 2021, the estimated fair value of the contingent consideration was $18.6 million.

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

Index
    The following unobservable inputs were used to derive the estimated fair value of the Company's Level 3 contingent consideration liabilities as of October 31, 2021 ($ in thousands):

				Weighted
Acquisition Date	Fair Value	Unobservable Input	Range	Average (1)
8-4-2021	$18,324	Compound annual revenue growth rate	0% - 9%	7%
		Discount rate	5.0% - 5.2%	5.1%

8-18-2020	11,995	Compound annual revenue growth rate	6% - 17%	11%
		Discount rate	4.3% - 5.0%	4.5%

8-11-2020	13,335	Compound annual revenue growth rate	2% - 16%	10%
		Discount rate	5.0% - 5.0%	5.0%

9-15-2017	18,632	Compound annual revenue growth rate	(3%) - 7%	4%
		Discount rate	3.7% - 3.7%	3.7%

(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

    Changes in the Company’s contingent consideration liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) during fiscal 2021 and 2020 are as follows (in thousands):

Liabilities
Balance as of October 31, 2019	$18,326
Contingent consideration related to acquisitions	23,719
Increase in accrued contingent consideration, net	515
Payment of contingent consideration	(500)
Foreign currency transaction adjustments	(86)
Balance as of October 31, 2020	41,974
Contingent consideration related to acquisitions	18,334
Increase in accrued contingent consideration, net	1,246
Foreign currency transaction adjustments	732
Balance as of October 31, 2021	$62,286

    The Company's contingent consideration liabilities as of October 31, 2021 are included in other long-term liabilities in its Consolidated Balance Sheet and the Company records changes in accrued contingent consideration and foreign currency transaction adjustments within SG&A expenses in its Consolidated Statements of Operations.

Index
    The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of October 31, 2021 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

9.     LEASES

    HEICO’s lease ROU assets represent its right to use an underlying asset during the lease term and its lease liabilities represent the Company’s obligation to make lease payments arising from the lease. HEICO’s operating lease ROU assets are included within other assets and its operating lease liabilities are included within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheet. HEICO's finance lease ROU assets are included within property, plant and equipment, net and its finance lease liabilities are included within long-term debt, net of current maturities and current maturities of long-term debt within the Company's Consolidated Balance Sheet. The following table presents the Company’s lease ROU assets and lease liabilities (in thousands):

	Operating Leases As of October 31,		Finance Leases As of October 31,

	2021	2020	2021	2020

Right-of-use assets	$74,609	$57,103	$12,250	$10,512

Current lease liabilities	$13,874	$14,180	$1,481	$1,034
Long-term lease liabilities	61,829	44,114	9,764	8,533
Total lease liabilities	$75,703	$58,294	$11,245	$9,567

The Company’s operating lease expenses are recorded within cost of sales and/or SG&A expenses in the Company’s Consolidated Statements of Operations. The Company's finance lease expenses consist of amortization of ROU assets and interest on lease liabilities, which are included within cost of sales and/or SG&A expenses, and interest expense, respectively, in the Company's Consolidated Statements of Operations. Further, interest expense on finance leases is recognized using the effective interest method based on the discount rate determined at lease commencement. The following table presents the components of lease expense for fiscal 2021 and 2020 (in thousands):

Index

	Year ended October 31,
	2021	2020
Operating Leases:
Operating lease expense	$18,103	$17,317
Variable lease expense	3,165	3,225
Total operating lease expense (1)	$21,268	$20,542

Finance Leases:
Amortization on finance lease ROU assets	$1,110	$874
Interest on finance lease liabilities	453	416
Variable lease expense	750	—
Total finance lease expense	$2,313	$1,290

(1)    Excludes short-term lease expense, which is not material.

The following table presents a maturity analysis of the Company's lease liabilities as of October 31, 2021 for the next five fiscal years and thereafter (in thousands):

	Operating Leases	Finance Leases
Year ending October 31,
2022	$16,853	$1,956
2023	12,729	1,629
2024	9,785	1,521
2025	8,662	1,458
2026	7,153	1,440
Thereafter	39,113	5,806
Total minimum lease payments	94,295	13,810
Less: imputed interest	(18,592)	(2,565)
Present value of minimum lease payments	$75,703	$11,245

The Company does not have any material leases that have been signed but have yet to commence as of October 31, 2021.

The following table presents the weighted average remaining lease term and discount rate of the Company’s leases:

	Operating Leases As of October 31,		Finance Leases As of October 31,

	2021	2020	2021	2020

Weighted average remaining lease term (years)	9.1	7.0	9.2	10.8
Weighted average discount rate	4.7%	5.1%	4.6%	4.5%

Index
The following table presents supplemental disclosures of cash flow information associated with the Company's leases for fiscal 2021 and 2020 (in thousands):

	Operating Leases As of October 31,		Finance Leases As of October 31,

	2021	2020	2021	2020

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$17,999	$16,965	$453	$416
Financing cash flows	—	—	1,187	921
Right-of-use assets obtained in exchange for new lease liabilities, net of terminations	31,351	8,648	2,861	1,808

Prior to the adoption of ASC 842, total rent expense charged to operations for operating leases in fiscal 2019 amounted to $20.0 million.

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

Share Repurchases

    In 1990, the Company's Board of Directors authorized a share repurchase program, which allows the Company to repurchase shares of Company common stock in the open market or in privately negotiated transactions at the Company's discretion, subject to certain restrictions included in the Company's revolving credit agreement. As of October 31, 2021, the maximum number of shares that may yet be purchased under this program was 4,886,353 of either or both of the Company's Class A Common Stock and the Company's Common Stock. The repurchase program does not have a fixed termination date. During fiscal 2021, 2020 and 2019, the Company did not repurchase any shares of Company common stock under this program.

During fiscal 2021, the Company repurchased an aggregate 32,355 shares of Class A Common Stock at a total cost of $3.8 million. During fiscal 2020, the Company repurchased an aggregate 127,851 shares of Class A Common Stock at a total cost of $12.1 million. During fiscal 2019, the Company repurchased an aggregate 476,586 shares and 111,730 shares of

Index
Common Stock and Class A Common Stock, respectively, at a total cost of $53.1 million and $10.9 million, respectively. The shares repurchased represent shares tendered as payments to satisfy employee withholding taxes due upon exercises of stock option awards. The shares repurchased in fiscal 2021, 2020 and 2019 did not impact the number of shares authorized for future purchase under the Company’s share repurchase program and are reflected as redemptions of common stock related to stock option exercises in the Company's Consolidated Statements of Shareholders' Equity and Consolidated Statements of Cash Flows.

Noncontrolling Interests

    Consistent with the Company’s past practice of increasing its ownership in certain non-wholly owned subsidiaries, on June 28, 2019, HEICO Aerospace paid dividends to HEICO and Lufthansa Technik AG (“LHT”) in proportion to their ownership interest in HEICO Aerospace of 80% and 20%, respectively (the “Transaction”). LHT received a cash dividend of $91.5 million that was funded principally using proceeds from the Company’s revolving credit facility. HEICO effectively received as its dividend the 20% noncontrolling interest held by LHT in eight of the Company’s existing subsidiaries within its HEICO Aerospace subsidiary that are principally part of the FSG’s repair and overhaul parts and services product line. HEICO did not record any gain or loss in connection with the Transaction. Immediately following the Transaction, HEICO transferred the eight businesses to HFSC, a wholly owned subsidiary of HEICO. LHT remains a 20% owner in HEICO Aerospace, a designer and manufacturer of jet engine and aircraft component replacement parts.

11.    SHARE-BASED COMPENSATION

    The Company currently has one stock option plan, the HEICO Corporation 2018 Incentive Compensation Plan ("2018 Plan"), which enables the Company to grant various forms of share-based compensation awards including stock options, restricted stock, restricted stock awards and stock appreciation rights. The 2018 Plan became effective in fiscal 2018 and replaced the Company's 2012 Incentive Compensation Plan (“2012 Plan”). Options outstanding under the Company's 2012 Plan, 2002 Stock Option Plan and Non-Qualified Stock Option Plan may be exercised pursuant to their terms. The total number of shares approved by the shareholders of the Company for the 2018 Plan is 5.0 million plus any options outstanding under the 2012 Plan as of the 2018 Plan's effective date that are subsequently forfeited or expire. A total of approximately 7.7 million shares of the Company's common stock are reserved for issuance to employees, directors, officers and consultants as of October 31, 2021, including 4.3 million shares currently under option and 3.4 million shares available for future grants.

    Stock options granted pursuant to the 2018 Plan may be designated as Common Stock and/or Class A Common Stock in such proportions as shall be determined by the Board of Directors or the Stock Option Plan Committee at its sole discretion. The exercise price per share of a stock option granted under the 2018 Plan may not be less than the fair market value of the designated class of Company common stock as of the date of grant and stock option grants vest ratably over a period specified as of the date of grant (generally five years) and expire ten years

Index
after the date of grant. Options issued under the 2018 Plan may be designated as incentive stock options or non-qualified stock options, but only employees are eligible to receive incentive stock options and no incentive stock options were outstanding as of October 31, 2021. The 2018 Plan will terminate no later than the tenth anniversary of its effective date.

    Information concerning share-based activity for each of the last three fiscal years ended October 31 is as follows (in thousands, except per share data):

		Shares Under Option
	Shares Available For Grant	Shares	Weighted Average Exercise Price
Outstanding as of October 31, 2018	4,612	6,400	$23.19
Granted	(538)	538	$73.30
Exercised	—	(2,235)	$12.98
Cancelled	11	(11)	$49.79
Outstanding as of October 31, 2019	4,085	4,692	$33.73
Granted	(29)	29	$97.00
Exercised	—	(720)	$19.32
Cancelled	8	(8)	$55.61
Outstanding as of October 31, 2020	4,064	3,993	$36.75
Granted	(699)	699	$125.57
Exercised	—	(342)	$21.88
Cancelled	9	(9)	$64.78
Outstanding as of October 31, 2021	3,374	4,341	$52.16

Information concerning stock options outstanding (all of which are vested or expected to vest) and stock options exercisable by class of common stock as of October 31, 2021 is as follows (in thousands, except per share and contractual life data):

	Options Outstanding
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Common Stock	1,906	$49.68	4.8	$171,023
Class A Common Stock	2,435	$54.09	5.7	174,312
	4,341	$52.16	5.3	$345,335

Index

	Options Exercisable
	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Common Stock	1,413	$31.36	3.6	$152,681
Class A Common Stock	1,499	$32.61	4.2	139,518
	2,912	$32.00	3.9	$292,199

    Information concerning stock options exercised is as follows (in thousands):

	Year ended October 31,
	2021	2020	2019
Cash proceeds from stock option exercises	$5,344	$6,955	$8,547
Tax benefit realized from stock option exercises	14,186	48,326	16,490
Intrinsic value of stock option exercises	33,428	53,384	204,901

    Net income from consolidated operations for the fiscal years ended October 31, 2021, 2020 and 2019 includes compensation expense of $9.1 million, $10.1 million and $10.3 million, respectively, and an income tax benefit of $1.5 million, $1.9 million and $2.0 million, respectively, related to the Company’s stock options. Substantially all of the stock option compensation expense was recorded as a component of SG&A expenses in the Company’s Consolidated Statements of Operations. As of October 31, 2021, there was $40.1 million of pre-tax unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 4.1 years. The total fair value of stock options that vested in fiscal 2021, 2020 and 2019 was $9.4 million, $10.5 million and $8.9 million, respectively. If there were a change in control of the Company, all of the unvested options outstanding as of October 31, 2021 would become immediately exercisable.

The fair value of each stock option grant in fiscal 2021, 2020 and 2019 was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year ended October 31,
	2021		2020	2019
	Common Stock	Class A Common Stock	Class A Common Stock	Common Stock	Class A Common Stock
Expected stock price volatility	30.17%	32.65%	24.94%	28.52%	24.81%
Risk-free interest rate	1.40%	1.09%	1.72%	2.52%	2.69%
Dividend yield	.17%	.19%	.21%	.22%	.22%
Forfeiture rate	.00%	.00%	.00%	.00%	.00%
Expected option life (years)	9	6	6	8	6
Weighted average fair value	$51.16	$39.00	$26.86	$33.88	$19.64

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

Participants receive 100% vesting in Employee Contributions and on cash dividends received on Company common stock. Vesting in Employer Contributions is based on a participant’s number of Years of Service. Employer Contributions to the 401(k) Plan charged to income in fiscal 2021, 2020 and 2019 totaled $10.1 million, $9.6 million and $9.5 million, respectively, and were made through the issuance of new shares of Company common stock and the use of forfeited shares within the 401(k) Plan.

Information concerning share-based activity pertaining to the 401(k) Plan for each of the last three fiscal years ended October 31 is as follows (in thousands):

	Common Stock	Class A Common Stock
Shares available for issuance as of October 31, 2018	333	333
Issuance of common stock to the 401(k) Plan	(53)	(53)
Shares available for issuance as of October 31, 2019	280	280
Issuance of common stock to the 401(k) Plan	(52)	(52)
Shares available for issuance as of October 31, 2020	228	228
Issuance of common stock to the 401(k) Plan	(40)	(40)
Shares available for issuance as of October 31, 2021	188	188

Index
13.    REDEEMABLE NONCONTROLLING INTERESTS

    The holders of equity interests in certain of the Company’s subsidiaries have rights (“Put Rights”) that may be exercised on varying dates causing the Company to purchase their equity interests through fiscal 2032. The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for their equity interests (the “Redemption Amount”) be at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period. The Redemption Amounts were determined using probability-adjusted internal estimates of future subsidiary earnings while considering the earliest exercise date, the measurement period and any applicable fair value adjustments. Management's estimate of the aggregate Redemption Amount of all Put Rights that the Company could be required to pay is as follows (in thousands):

	As of October 31,
	2021	2020
Redeemable at fair value	$217,416	$179,415
Redeemable based on a multiple of future earnings	35,171	41,793
Redeemable noncontrolling interests	$252,587	$221,208

Index
    A summary of the Put Rights associated with the redeemable noncontrolling interests in certain of the Company’s subsidiaries as of October 31, 2021 is as follows:

Subsidiary Acquisition Year	Operating Segment	Company Ownership Interest	Earliest Put Right Year	Purchase Period (Years)
2005	ETG	95.9%	2022 (1)	4 (2)
2006	FSG	80.1%	2022 (1)	4
2008	FSG	90.0%	2024	4
2009	ETG	82.5%	2022 (1)	1
2012	FSG	84.0%	2022 (1)	4
2012	FSG	80.1%	2022 (1)	4
2015	FSG	85.0%	2022 (1)	3 (3)
2015	FSG	80.1%	2022 (1)	4
2015	FSG	80.1%	2022	4
2015	ETG	80.1%	2022 (1)	2
2017	FSG	80.1%	2022	2 (4)
2018	ETG	85.0%	2022 (1)	1
2019	ETG	92.7%	2023	4
2019	ETG	85.0%	2024	4
2019	FSG	80.1%	2026	4
2019	ETG	75.0%	2024	4 (5)
2020	ETG	80.1%	2025	4
2020	FSG	70.0%	2027	4
2020	ETG	75.0%	2024	4 (5)
2020	ETG	90.0%	2025	4
2021	FSG	80.1%	2026	4
2021	FSG	89.0%	2028	4
2021	ETG	80.1%	2024	3 (6)

(1)    Currently puttable.
(2)    A portion is to be purchased in a lump sum.
(3)    The Put Right for the remaining 15% noncontrolling interest may be exercised in 5% increments annually and the first increment is currently puttable.
(4)     Half of the 19.9% noncontrolling interest will be purchased in the year the Put Right is exercised and the other half will be purchased two years later.
(5)     The exercise of the Put Right for either entity will automatically trigger a Put Right exercise for the other entity.
(6)     The Put Rights for 9.55% and 3.98% noncontrolling interests may be exercised no earlier than fiscal 2024 with the purchase over a three-year period. The Put Right for 6.37% noncontrolling interest may be exercised no earlier than fiscal 2028 with the purchase over a four-year period.

Index
The estimated aggregate Redemption Amount of the Put Rights that are currently puttable or becoming puttable during fiscal 2022 is approximately $113.0 million, of which approximately $68.0 million would be payable in fiscal 2022 should all of the eligible associated noncontrolling interest holders elect to exercise their Put Rights during fiscal 2022. Additionally, the Company has call rights to purchase the equity interests of the noncontrolling holders over the same purchase period as the Put Rights.

During fiscal 2020, the holder of a 17.7% noncontrolling equity interest in a subsidiary of the FSG that was acquired in fiscal 2008 exercised their option to cause the Company to purchase a portion of their noncontrolling interest over a two-year period ending in fiscal 2021. In June 2020, the Company acquired half of such interest, which increased the Company's ownership in the subsidiary to 86.2%. In May 2021, the Company acquired the second half of such interest, which increased the Company's ownership interest in the subsidiary to 90%.

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

The $2.3 million and $7.5 million aggregate Redemption Amounts for the redeemable noncontrolling interests acquired in fiscal 2021 and 2020, respectively, were paid using cash provided by operating activities.

Index
14.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

    The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Year ended October 31,
	2021	2020	2019
Numerator:
Net income attributable to HEICO	$304,220	$313,984	$327,896

Denominator:
Weighted average common shares outstanding - basic	135,326	134,754	133,640
Effect of dilutive stock options	2,528	2,548	3,710
Weighted average common shares outstanding - diluted	137,854	137,302	137,350

Net income per share attributable to HEICO shareholders:
Basic	$2.25	$2.33	$2.45
Diluted	$2.21	$2.29	$2.39

Anti-dilutive stock options excluded	185	258	330

15.    OPERATING SEGMENTS

    The Company has two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace and HFSC and their collective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic and its subsidiaries. The Company's operating segment reporting structure is consistent with how management reviews the business, makes investing and resource decisions and assesses operating performance. Additionally, characteristics such as similarity of products, customers, economic characteristics and various other factors are considered when identifying the Company's operating segments.

    The FSG designs and manufactures jet engine and aircraft component replacement parts, which are approved by the FAA. In addition, the FSG repairs, overhauls and distributes jet engine and aircraft components, avionics and instruments for domestic and foreign commercial air carriers and aircraft repair companies as well as military and business aircraft operators. The FSG also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the U.S government. Additionally, the FSG is a leading supplier, distributor, and integrator of military aircraft parts and support services primarily to foreign military organizations allied with the U.S. and a leading manufacturer of advanced niche components and complex composite assemblies for commercial aviation, defense and space applications. Further, the FSG engineers, designs and manufactures thermal insulation blankets and parts as well as removable/reusable insulation systems for aerospace, defense, commercial and industrial applications; manufactures expanded foil mesh for lightning strike protection in

Index
fixed and rotary wing aircraft; distributes aviation electrical interconnect products and electromechanical parts; overhauls industrial pumps, motors, and other hydraulic units with a focus on the support of legacy systems for the U.S. Navy; and performs tight-tolerance machining, brazing, fabricating and welding services for aerospace, defense and other industrial applications.

    The ETG collectively designs, manufactures and sells various types of electronic, data and microwave, and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, power conversion products, underwater locator beacons, emergency locator transmission beacons, flight deck annunciators, panels and indicators, electromagnetic and radio frequency interference shielding and filters, high power capacitor charging power supplies, amplifiers, traveling wave tube amplifiers, photodetectors, amplifier modules, microwave power modules, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies, high voltage power supplies, high voltage interconnection devices and wire, high voltage energy generators, high frequency power delivery systems; memory products, including three-dimensional microelectronic and stacked memory, static random-access memory (SRAM) and electronically erasable programmable read-only memory (EEPROM); harsh environment electronic connectors and other interconnect products, RF and microwave amplifiers, transmitters, and receivers and integrated assemblies, sub-assemblies and components; RF sources, detectors and controllers, wireless cabin control systems, solid state power distribution and management systems, crashworthy and ballistically self-sealing auxiliary fuel systems, nuclear radiation detectors, communications and electronic intercept receivers and tuners, fuel level sensing systems, high-speed interface products that link devices, high performance active antenna systems for commercial aircraft, precision guided munitions, other defense applications and commercial uses; silicone material for a variety of demanding applications; precision power analog monolithic, hybrid and open frame components; high-reliability ceramic-to-metal feedthroughs and connectors, technical surveillance countermeasures (TSCM) equipment to detect devices used for espionage and information theft; and rugged small-form factor embedded computing solutions.

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

Index
    Information on the Company’s two operating segments, the FSG and the ETG, for each of the last three fiscal years ended October 31 is as follows (in thousands):

	Segment		Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	FSG	ETG
Year ended October 31, 2021:
Net sales	$927,089	$959,170	($20,577)	$1,865,682
Depreciation	13,992	12,839	973	27,804
Amortization	20,648	43,431	1,136	65,215
Operating income	151,930	277,306	(36,336)	392,900
Capital expenditures	8,915	26,496	772	36,183

Year ended October 31, 2020:
Net sales	$924,812	$874,987	($12,790)	$1,787,009
Depreciation	14,339	11,722	1,006	27,067
Amortization	19,957	40,553	984	61,494
Operating income	143,051	258,814	(25,217)	376,648
Capital expenditures	10,843	12,025	72	22,940

Year ended October 31, 2019:
Net sales	$1,240,183	$834,522	($19,058)	$2,055,647
Depreciation	13,793	10,957	1,008	25,758
Amortization	19,624	37,131	984	57,739
Operating income	242,029	245,743	(30,675)	457,097
Capital expenditures	17,036	11,826	76	28,938

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Total assets by operating segment are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
As of October 31,	FSG	ETG
2021	$1,274,462	$1,952,413	$271,532	3,498,407
2020	1,127,666	1,896,671	523,374	3,547,711

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

Index
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

	2021	2020	2019
Net sales:
United States of America	$1,194,869	$1,193,497	$1,308,943
Other countries	670,813	593,512	746,704
Total net sales	$1,865,682	$1,787,009	$2,055,647

Long-lived assets:
United States of America	$155,537	$139,197	$143,350
Other countries	38,101	29,651	29,995
Total long-lived assets	$193,638	$168,848	$173,345

16.    COMMITMENTS AND CONTINGENCIES

Guarantees

    As of October 31, 2021, the Company has arranged for standby letters of credit aggregating $16.2 million, which are supported by its revolving credit facility and principally pertain to performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries as well as payment guarantees related to potential workers' compensation claims and a facility lease.

Product Warranty

    Changes in the Company’s product warranty liability in fiscal 2021 and 2020 are as follows (in thousands):

	Year ended October 31,
	2021	2020
Balances as of beginning of year	$3,015	$2,810
Accruals for warranties	1,979	1,749
Acquired warranty liabilities	62	150
Warranty claims settled	(1,677)	(1,694)
Balances as of end of year	$3,379	$3,015

Index
Litigation

On April 20, 2021, an indirect subsidiary of HFSC, which was acquired in June 2020, received a grand jury subpoena from the United States District Court for the Southern District of California requiring the production of documents for the time period December 1, 2017 through February 4, 2019 related to the subsidiary's employment of a certain individual and its performance of work on certain Navy vessels during that time period. The Company is cooperating with the investigation. The Company has completed its production of documents responsive to the subpoena, although the Company has a continuing obligation to produce such documents should any be located. At this early stage in the investigation, the Company cannot predict the outcome of the investigation or when the investigation will ultimately be resolved; nor can the Company reasonably estimate the possible range of loss or impact to its business, if any, that may result from this matter.

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

17.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The following table presents supplemental disclosures of cash flow information and non-cash investing activities for fiscal 2021, 2020 and 2019 (in thousands):

	Year ended October 31,
	2021	2020	2019
Cash paid for income taxes	$67,661	$42,552	$82,211
Cash received from income tax refunds	(993)	(1,371)	(578)
Cash paid for interest	7,355	13,418	22,158
Contingent consideration	18,334	23,719	2,107
Additional purchase consideration	56	144	—

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

    Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on its assessment, management concluded that the Company’s internal control over financial reporting is effective as of October 31, 2021.

Index
    As permitted by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition and management elected to exclude Paciwave, Inc., R.H. Laboratories, Inc., Ridge Engineering, Inc., The Bechdon Company, Inc., Camtronics, LLC, and Pyramid Semiconductor LLC (collectively, the "Excluded Acquisitions") from its assessment of internal control over financial reporting as of October 31, 2021. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for additional information. The aggregate assets and net sales of the Excluded Acquisitions constituted 5.5% and .9% of the Company's consolidated total assets and net sales as of and for the year ended October 31, 2021, respectively.

    Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company’s consolidated financial statements and financial statement schedule included in this Annual Report on Form 10-K for the year ended October 31, 2021. A copy of their report is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Deloitte & Touche LLP has issued their attestation report on management’s internal control over financial reporting, which is set forth below.

Changes in Internal Control Over Financial Reporting

    There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

    As described in Management's Annual Report on Internal Control Over Financial Reporting, the Company made several acquisitions during fiscal 2021 and is in the process of integrating each one into its overall internal control over financial reporting process.

Attestation Report of the Company's Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HEICO Corporation
Hollywood, Florida

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of HEICO Corporation and subsidiaries (the "Company") as of October 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Index
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2021, of the Company and our report dated December 21, 2021, expressed an unqualified opinion on those financial statements and financial statement schedule.

As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Paciwave, Inc., R.H. Laboratories, Inc., Ridge Engineering, Inc., The Bechdon Company, Inc., Camtronics, LLC, and Pyramid Semiconductor LLC (collectively, the "Excluded Acquisitions") which were acquired during the year ended October 31, 2021, and whose financial statements constitute 5.5% of total assets and .9% of net sales of the Company's consolidated financial statement amounts as of and for the year ended October 31, 2021, respectively. Accordingly, our audit did not include the internal control over financial reporting of the Excluded Acquisitions.

Basis for Opinion

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

/s/ DELOITTE & TOUCHE LLP

Miami, Florida
December 21, 2021

Item 9B.    OTHER INFORMATION

None.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    Information concerning the members of the Board of Directors of the Company, including the Finance/Audit Committee of the Board of Directors, the independence of its members and the "audit committee financial expert" as defined by the Securities and Exchange Commission ("Commission"), as well as information concerning other corporate governance matters and compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2021.

    Information concerning the Executive Officers of the Company is set forth in Item 1 of Part I hereof under the caption “Information About Our Executive Officers.”

    The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. The code of ethics is located on the Company’s Internet website at http://

Index
www.heico.com. Any amendments to or waivers from a provision of this code of ethics will be posted on the Company’s website.

Item 11.    EXECUTIVE COMPENSATION

    Information concerning executive compensation required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2021.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
    Information concerning security ownership of certain beneficial owners and management and related stockholder matters required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2021.
Equity Compensation Plan Information
    The following table summarizes information about our equity compensation plans as of October 31, 2021 (in thousands, except per share data):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (2)
Equity compensation plans approved by security holders (1)	4,341	$52.16	3,374
Equity compensation plans not approved by security holders	—	—	—
Total	4,341	$52.16	3,374
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

(2)Shares are available for future grant in column (c) solely under the HEICO Corporation 2018 Incentive Compensation Plan, under a formula that counts one share against the available share reserve for each one share subject to a stock option or stock appreciation right, and counts 2.5 shares against the available share reserve for each one share subject to a restricted stock award, a restricted stock unit award, a free-standing dividend equivalent award, or any other stock-based award or a performance award denominated in shares. Additionally, the 3,374 remaining number of securities available for future issuance may be designated as Common Stock and/or Class A Common Stock in such proportions as shall be determined by the Board of Directors or the Stock Option Plan Committee at its sole discretion.

Index
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    Information concerning certain relationships and related transactions and director independence required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2021.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Information concerning fees and services by the principal accountant required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2021.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements
    The following consolidated financial statements of the Company and subsidiaries and report of independent registered public accounting firm are included in Part II, Item 8:
(a)(2)    Financial Statement Schedules
    The following financial statement schedule of the Company and subsidiaries is included herein:

Schedule II – Valuation and Qualifying Accounts	111
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

10.2#	—	First Amendment, effective January 1, 2020, to the HEICO Savings and Investment Plan is incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended October 31, 2020. *

Index

Exhibit		Description

10.3#	—	Non-Qualified Stock Option Agreement for Directors, Officers and Employees is incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended October 31, 1985. *

10.4#	—	HEICO Corporation Amended and Restated 2002 Stock Option Plan, effective March 28, 2008, is incorporated by reference to Appendix A to the Form DEF-14A filed on February 28, 2008. *

10.5#	—	HEICO Corporation 2012 Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 29, 2012. *

10.6#	—	HEICO Corporation 2018 Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 20, 2018. *

10.7#	—	HEICO Corporation Directors’ Retirement Plan, as amended, dated as of May 31, 1991, is incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended October 31, 1992. *

10.8#	—
HEICO Corporation Leadership Compensation Plan, effective October 1, 2006, as Re-Amended and Restated effective January 1, 2017, is incorporated by reference to Exhibit 10.7 to the Form 10-K for the year ended October 31, 2016. *

10.9#	—	First Amendment to the HEICO Leadership Compensation Plan, as Re-Amended and Restated effective January 1, 2017 is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 24, 2021. *

10.10#	—
Employment Agreement and Non-Competition and Non-Solicitation Agreement, effective June 1, 2012, by and between HEICO Corporation and Carlos Macau is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 1, 2012. *

10.11	—
Shareholders Agreement, dated October 30, 1997, by and between HEICO Aerospace Holdings Corp., HEICO Aerospace Corporation and all of the shareholders of HEICO Aerospace Holdings Corp. and Lufthansa Technik AG is incorporated by reference to Exhibit 10.32 to the Form 10-K/A for the year ended October 31, 1997. *

10.12	—
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

10.13	—
First Amendment to Revolving Credit Agreement, effective as of December 11, 2020, among HEICO Corporation, as Borrower, the Lenders from time to time party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 14, 2020. *

Index

Exhibit		Description

10.14	—
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

Item 16. FORM 10-K SUMMARY

    None

Index
HEICO CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Year ended October 31,
	2021	2020	2019
Allowance for doubtful accounts (in thousands):
Allowance as of beginning of year	$12,738	$3,666	$3,258
(Deductions) additions charged to costs and expenses (a)	(1,720)	9,834	638
Additions charged (credited) to other accounts (b)	360	128	10
Deductions (c)	(504)	(890)	(240)
Allowance as of end of year	$10,874	$12,738	$3,666

(a)Additions charged to costs and expenses were higher in fiscal 2020 as compared to fiscal 2021 and fiscal 2019 principally due to potential collection difficulties from certain commercial aviation customers that filed for bankruptcy protection in fiscal 2020 as a result of the financial impact from the COVID-19 global pandemic (the "Pandemic").
(b)Principally additions from acquisitions and foreign currency translation adjustments.
(c)Principally write-offs of uncollectible accounts receivables.

	Year ended October 31,
	2021	2020	2019
Inventory valuation reserves (in thousands):
Reserves as of beginning of year	$126,933	$103,821	$95,391
Additions charged to costs and expenses (a)	17,202	27,030	10,148
Additions (deductions) charged to other accounts (b)	1,261	(63)	1,885
Deductions (c)	(2,803)	(3,855)	(3,603)
Reserves as of end of year	$142,593	$126,933	$103,821

(a)Additions charged to costs and expenses were higher in fiscal 2020 as compared to fiscal 2021 and fiscal 2019 principally due to the significant decline in global commercial air travel due to the ongoing Pandemic resulting in lower demand for the Company's commercial aviation products and services and certain specific obsolescence reserves following the announced retirement of certain aircraft types and engine platforms by major U.S. carriers.
(b)Principally additions from acquisitions and foreign currency translation adjustments.
(c)Principally write-offs of slow-moving, obsolete or damaged inventory.

Index
SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEICO CORPORATION

Date:	December 21, 2021	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position(s)	Date

/s/ LAURANS A. MENDELSON	Chairman of the Board; Chief Executive Officer; and Director (Principal Executive Officer)	December 21, 2021
Laurans A. Mendelson

/s/ THOMAS M. CULLIGAN	Director	December 21, 2021
Thomas M. Culligan

/s/ ADOLFO HENRIQUES	Director	December 21, 2021
Adolfo Henriques

/s/ MARK H. HILDEBRANDT	Director	December 21, 2021
Mark H. Hildebrandt

/s/ ERIC A. MENDELSON	Co-President and Director	December 21, 2021
Eric A. Mendelson

/s/ VICTOR H. MENDELSON	Co-President and Director	December 21, 2021
Victor H. Mendelson

/s/ JULIE NEITZEL	Director	December 21, 2021
Julie Neitzel

/s/ ALAN SCHRIESHEIM	Director	December 21, 2021
Alan Schriesheim

/s/ FRANK J. SCHWITTER	Director	December 21, 2021
Frank J. Schwitter