Form 10-Q
period 2022-01-31
HEICO CORP
filed 2022-02-25
CIK 46619

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of February 23, 2022 is as follows:

Common Stock, $.01 par value	54,481,570	shares
Class A Common Stock, $.01 par value	81,393,925	shares

Index
HEICO CORPORATION

Index
PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	January 31, 2022	October 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$124,818	$108,298
Accounts receivable, net	227,828	244,919
Contract assets	82,238	80,073
Inventories, net	503,506	478,050
Prepaid expenses and other current assets	36,172	26,045
Total current assets	974,562	937,385

Property, plant and equipment, net	194,604	193,638
Goodwill	1,446,250	1,450,395
Intangible assets, net	566,090	582,307
Other assets	332,389	334,682
Total assets	$3,513,895	$3,498,407

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,484	$1,515
Trade accounts payable	89,005	85,544
Accrued expenses and other current liabilities	181,361	206,857
Income taxes payable	2,030	964
Total current liabilities	273,880	294,880

Long-term debt, net of current maturities	235,650	234,983
Deferred income taxes	40,243	40,761
Other long-term liabilities	363,777	378,257
Total liabilities	913,550	948,881

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 2)	258,289	252,587

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 shares authorized; 54,482 and 54,264 shares issued and outstanding	545	543
Class A Common Stock, $.01 par value per share; 150,000 shares authorized; 81,394 and 81,224 shares issued and outstanding	814	812
Capital in excess of par value	302,104	320,747
Deferred compensation obligation	5,297	5,297
HEICO stock held by irrevocable trust	(5,297)	(5,297)
Accumulated other comprehensive loss	(16,962)	(8,552)
Retained earnings	2,018,990	1,949,521
Total HEICO shareholders’ equity	2,305,491	2,263,071
Noncontrolling interests	36,565	33,868
Total shareholders’ equity	2,342,056	2,296,939
Total liabilities and equity	$3,513,895	$3,498,407
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Three months ended January 31,
	2022	2021

Net sales	$490,343	$417,902

Operating costs and expenses:
Cost of sales	300,133	259,468
Selling, general and administrative expenses	91,388	78,149

Total operating costs and expenses	391,521	337,617

Operating income	98,822	80,285

Interest expense	(796)	(2,448)
Other income	226	711

Income before income taxes and noncontrolling interests	98,252	78,548

Income tax expense	4,000	2,300

Net income from consolidated operations	94,252	76,248

Less: Net income attributable to noncontrolling interests	7,331	5,652

Net income attributable to HEICO	$86,921	$70,596

Net income per share attributable to HEICO shareholders:
Basic	$.64	$.52
Diluted	$.63	$.51

Weighted average number of common shares outstanding:
Basic	135,635	135,210
Diluted	137,966	137,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Three months ended January 31,
	2022	2021

Net income from consolidated operations	$94,252	$76,248
Other comprehensive (loss) income:
Foreign currency translation adjustments	(8,751)	11,648
Amortization of unrealized loss on defined benefit pension plan, net of tax	11	34
Total other comprehensive (loss) income	(8,740)	11,682
Comprehensive income from consolidated operations	85,512	87,930
Net income attributable to noncontrolling interests	7,331	5,652
Foreign currency translation adjustments attributable to noncontrolling interests	(330)	404
Comprehensive income attributable to noncontrolling interests	7,001	6,056
Comprehensive income attributable to HEICO	$78,511	$81,874
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2021	$252,587	$543	$812	$320,747	$5,297	($5,297)	($8,552)	$1,949,521	$33,868	$2,296,939
Comprehensive income	4,141	—	—	—	—	—	(8,410)	86,921	2,860	81,371
Cash dividends ($.09 per share)	—	—	—	—	—	—	—	(12,227)	—	(12,227)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	1,670	—	—	—	—	—	1,670
Share-based compensation expense	—	—	—	3,614	—	—	—	—	—	3,614
Proceeds from stock option exercises	—	3	3	763	—	—	—	—	—	769
Redemptions of common stock related to stock option exercises	—	(1)	(1)	(23,621)	—	—	—	—	—	(23,623)
Noncontrolling interests assumed related to acquisitions	172	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(5,883)	—	—	—	—	—	—	—	(163)	(163)
Adjustments to redemption amount of redeemable noncontrolling interests	5,225	—	—	—	—	—	—	(5,225)	—	(5,225)
Deferred compensation obligation	—	—	—	—	—	—	—	—	—	—
Other	2,047	—	—	(1,069)	—	—	—	—	—	(1,069)
Balances as of January 31, 2022	$258,289	$545	$814	$302,104	$5,297	($5,297)	($16,962)	$2,018,990	$36,565	$2,342,056

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2020	$221,208	$542	$809	$299,930	$4,886	($4,886)	($9,149)	$1,688,045	$30,430	$2,010,607
Comprehensive income	4,797	—	—	—	—	—	11,278	70,596	1,259	83,133
Cash dividends ($.08 per share)	—	—	—	—	—	—	—	(10,818)	—	(10,818)
Share-based compensation expense	—	—	—	2,229	—	—	—	—	—	2,229
Proceeds from stock option exercises	—	—	2	2,448	—	—	—	—	—	2,450
Redemptions of common stock related to stock option exercises	—	—	—	(3,571)	—	—	—	—	—	(3,571)
Distributions to noncontrolling interests	(7,378)	—	—	—	—	—	—	—	(366)	(366)
Adjustments to redemption amount of redeemable noncontrolling interests	3,576	—	—	—	—	—	—	(3,576)	—	(3,576)
Deferred compensation obligation	—	—	—	—	(109)	109	—	—	—	—
Other	22	—	—	71	—	—	—	—	—	71
Balances as of January 31, 2021	$222,225	$542	$811	$301,107	$4,777	($4,777)	$2,129	$1,744,247	$31,323	$2,080,159
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Three months ended January 31,
	2022	2021
Operating Activities:
Net income from consolidated operations	$94,252	$76,248
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	23,222	23,003
Share-based compensation expense	3,614	2,229
Employer contributions to HEICO Savings and Investment Plan	3,165	2,840
Deferred income tax benefit	(322)	(8,345)
(Decrease) increase in accrued contingent consideration, net	(114)	432
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	16,191	9,234
(Increase) decrease in contract assets	(1,780)	2,623
(Increase) decrease in inventories	(26,967)	2,602
Increase in prepaid expenses and other current assets	(9,005)	(6,614)
Increase in trade accounts payable	2,469	1,641
Decrease in accrued expenses and other current liabilities	(38,725)	(19,241)
(Decrease) increase in income taxes payable	(72)	6,627
Net changes in other long-term liabilities and assets related to HEICO Leadership Compensation Plan	11,603	12,022
Other	449	1,898
Net cash provided by operating activities	77,980	107,199

Investing Activities:
Investments related to HEICO Leadership Compensation Plan	(10,100)	(10,400)
Capital expenditures	(8,691)	(15,509)
Acquisitions, net of cash acquired	—	(345)
Other	(1,168)	983
Net cash used in investing activities	(19,959)	(25,271)

Financing Activities:
Payments on revolving credit facility	(25,000)	(70,000)
Borrowings on revolving credit facility	26,000	—
Redemptions of common stock related to stock option exercises	(23,623)	(3,571)
Cash dividends paid	(12,227)	(10,818)
Distributions to noncontrolling interests	(6,046)	(7,744)
Revolving credit facility issuance costs	—	(1,468)
Proceeds from stock option exercises	769	2,450
Other	207	(256)
Net cash used in financing activities	(39,920)	(91,407)

Effect of exchange rate changes on cash	(1,581)	2,030

Net increase (decrease) in cash and cash equivalents	16,520	(7,449)
Cash and cash equivalents at beginning of year	108,298	406,852
Cash and cash equivalents at end of period	$124,818	$399,403
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2021. The October 31, 2021 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the three months ended January 31, 2022 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The Company has two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. ("HFSC") and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

The Company's results of operations in fiscal 2022 continue to reflect the adverse impact from the COVID-19 global pandemic (the “Pandemic”). Most notably, demand for the Company's commercial aviation products and services continues to be moderated by the ongoing depressed commercial aerospace market as compared to pre-Pandemic levels. The Company experienced a significant improvement in operating results in the first quarter of fiscal 2022 as compared to the first quarter of fiscal 2021 principally reflecting greatly improved demand for its commercial aerospace products. The Flight Support Group has reported six consecutive quarters of improvement in net sales and operating income resulting from signs of commercial air travel recovery in certain domestic travel markets, moderated by a slower recovery in international travel markets.

Index
New Accounting Pronouncement

    In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, "Revenue from Contracts with Customers," as if the acquirer had originated the contracts. ASU 2021-08 is effective for fiscal years and interim reporting periods within those fiscal years beginning after December 15, 2022, or in fiscal 2024 for HEICO. Early adoption is permitted and ASU 2021-08 shall be applied on a prospective basis to business combinations that occur on or after the adoption date. The Company is currently evaluating the effect, if any, the adoption of this guidance will have on its consolidated results of operations, financial position and cash flows.

2.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	January 31, 2022	October 31, 2021
Accounts receivable	$239,621	$255,793
Less: Allowance for doubtful accounts	(11,793)	(10,874)
Accounts receivable, net	$227,828	$244,919

Inventories

(in thousands)	January 31, 2022	October 31, 2021
Finished products	$253,249	$238,867
Work in process	47,057	44,887
Materials, parts, assemblies and supplies	203,200	194,296
Inventories, net of valuation reserves	$503,506	$478,050

Property, Plant and Equipment

(in thousands)	January 31, 2022	October 31, 2021
Land	$11,267	$11,363
Buildings and improvements	133,547	134,150
Machinery, equipment and tooling	299,569	297,297
Construction in progress	12,031	7,784
	456,414	450,594
Less: Accumulated depreciation and amortization	(261,810)	(256,956)
Property, plant and equipment, net	$194,604	$193,638

Index
Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $14.7 million as of January 31, 2022 and $13.2 million as of October 31, 2021. The total customer rebates and credits deducted within net sales for the three months ended January 31, 2022 and 2021 was $1.7 million and $.8 million, respectively.

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the three months ended January 31, 2022 and 2021 is as follows (in thousands):

	Three months ended January 31,
	2022	2021
R&D expenses	$18,396	$16,181

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

	January 31, 2022	October 31, 2021
Redeemable at fair value	$223,845	$217,416
Redeemable based on a multiple of future earnings	34,444	35,171
Redeemable noncontrolling interests	$258,289	$252,587

Index
Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss for the three months ended January 31, 2022 are as follows (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balances as of October 31, 2021	($6,989)	($1,563)	($8,552)
Unrealized loss	(8,421)	—	(8,421)
Amortization of unrealized loss	—	11	11
Balances as of January 31, 2022	($15,410)	($1,552)	($16,962)

3.     GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill by operating segment for the three months ended January 31, 2022 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2021	$468,288	$982,107	$1,450,395
Foreign currency translation adjustments	(1,672)	(2,056)	(3,728)
Adjustments to goodwill	(284)	(133)	(417)
Balances as of January 31, 2022	$466,332	$979,918	$1,446,250

Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Condensed Consolidated Statements of Comprehensive Income. The adjustments to goodwill represent immaterial measurement period adjustments to the purchase price allocation of certain fiscal 2021 acquisitions.

Index
Identifiable intangible assets consist of the following (in thousands):

	As of January 31, 2022			As of October 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$463,387	($230,444)	$232,943	$464,506	($221,098)	$243,408
Intellectual property	254,805	(99,094)	155,711	255,011	(94,313)	160,698
Licenses	6,559	(5,163)	1,396	6,559	(5,072)	1,487
Patents	1,129	(799)	330	1,110	(793)	317
Non-compete agreements	718	(718)	—	722	(722)	—
Trade names	450	(267)	183	450	(257)	193
	727,048	(336,485)	390,563	728,358	(322,255)	406,103
Non-Amortizing Assets:
Trade names	175,527	—	175,527	176,204	—	176,204
	$902,575	($336,485)	$566,090	$904,562	($322,255)	$582,307
    Amortization expense related to intangible assets for the three months ended January 31, 2022 and 2021 was $15.0 million and $15.2 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2022 is estimated to be $43.0 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $52.3 million in fiscal 2023, $47.3 million in fiscal 2024, $42.9 million in fiscal 2025, $38.4 million in fiscal 2026, $35.5 million in fiscal 2027, and $131.2 million thereafter.

4.     LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

	January 31, 2022	October 31, 2021
Borrowings under revolving credit facility	$226,000	$225,000
Finance leases and note payable	11,134	11,498
	237,134	236,498
Less: Current maturities of long-term debt	(1,484)	(1,515)
	$235,650	$234,983

The Company's borrowings under its revolving credit facility mature in fiscal 2024. As of both January 31, 2022 and October 31 2021, the weighted average interest rate on borrowings under the Company's revolving credit facility was 1.1%. The revolving credit facility contains both financial and non-financial covenants. As of January 31, 2022, the Company was in compliance with all such covenants.

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

    Changes in the Company’s contract assets and liabilities for the three months ended January 31, 2022 are as follows (in thousands):

	January 31, 2022	October 31, 2021	Change
Contract assets	$82,238	$80,073	$2,165
Contract liabilities	42,938	32,738	10,200
Net contract assets	$39,300	$47,335	($8,035)

The increase in the Company's contract liabilities during the first quarter of fiscal 2022 mainly occurred within the ETG and principally reflects the receipt of advance deposits on certain customer contracts.

The amount of revenue that the Company recognized during the first quarter of fiscal 2022 that was included in contract liabilities as of the beginning of fiscal 2022 was $13.5 million.

Remaining Performance Obligations

    As of January 31, 2022, the Company had $474.4 million of remaining performance obligations associated with contracts with an original duration of greater than one year pertaining to the majority of the products offered by the ETG as well as certain products of the FSG's specialty products and aftermarket replacement parts product lines. The Company will recognize net sales as these obligations are satisfied. The Company expects to recognize $273.9 million of this amount during the remainder of fiscal 2022 and $200.5 million thereafter, of which the majority is expected to occur in fiscal 2023.

Index
Disaggregation of Revenue

    The following table summarizes the Company’s net sales by product line for each operating segment (in thousands):

	Three months ended January 31,
	2022	2021
Flight Support Group:
Aftermarket replacement parts (1)	$150,901	$118,434
Repair and overhaul parts and services (2)	62,487	42,412
Specialty products (3)	59,293	38,488
Total net sales	272,681	199,334

Electronic Technologies Group:
Electronic component parts primarily for defense, space and aerospace equipment (4)	157,468	167,089
Electronic component parts for equipment in various other industries (5)	64,868	56,461
Total net sales	222,336	223,550

Intersegment sales	(4,674)	(4,982)

Total consolidated net sales	$490,343	$417,902

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

Index
    The following table summarizes the Company’s net sales by industry for each operating segment (in thousands):

	Three months ended January 31,
	2022	2021
Flight Support Group:
Aerospace	$202,405	$135,056
Defense and Space	58,655	54,044
Other (1)	11,621	10,234
Total net sales	272,681	199,334

Electronic Technologies Group:
Defense and Space	131,447	142,092
Other (2)	73,363	63,907
Aerospace	17,526	17,551
Total net sales	222,336	223,550

Intersegment sales	(4,674)	(4,982)

Total consolidated net sales	$490,343	$417,902

(1)    Principally industrial products.
(2)    Principally other electronics and medical products.

6.     INCOME TAXES

The Company's effective tax rate was 4.1% in the first quarter of fiscal 2022, as compared to 2.9% in the first quarter of fiscal 2021. The increase in the Company's effective tax rate reflects an unfavorable impact from tax-exempt unrealized losses in the cash surrender values of life insurance policies related to the HEICO Leadership Compensation Plan in the first quarter of fiscal 2022 as compared to tax-exempt unrealized gains recognized on such policies in the first quarter of fiscal 2021, partially offset by a larger tax benefit from stock options exercises recognized in the first quarter of fiscal 2022. The Company recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2022 and 2021 of $17.8 million and $13.5 million, respectively. The tax benefit from stock option exercises in both periods was the result of strong appreciation in HEICO's stock price during the optionees' holding periods.

Index
7.    FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of January 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$235,693	$—	$235,693
Money market funds	5,148	—	—	5,148
Total assets	$5,148	$235,693	$—	$240,841

Liabilities:
Contingent consideration	$—	$—	$61,853	$61,853

	As of October 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$245,580	$—	$245,580
Money market funds	4	—	—	4
Total assets	$4	$245,580	$—	$245,584

Liabilities:
Contingent consideration	$—	$—	$62,286	$62,286

The Company maintains the HEICO Corporation Leadership Compensation Plan (the "LCP"), which is a non-qualified deferred compensation plan. The assets of the LCP principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company, and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The assets of the LCP are held within an irrevocable trust and classified within other assets in the Company’s Condensed Consolidated Balance Sheets. The related liabilities of the LCP are included within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $240.5 million as of January 31, 2022 and $244.3 million as of October 31, 2021.

Index
As part of the agreement to acquire 89% of the membership interests of a subsidiary by the FSG in fiscal 2021, the Company may be obligated to pay contingent consideration of $8.9 million as early as in fiscal 2024 should the acquired entity meet a certain earnings objective during the three-year period following the acquisition. Additionally, the Company may be obligated to pay contingent consideration of up to $17.8 million as early as in fiscal 2026 should the acquired entity meet a certain earnings objective during the three-year period following the second anniversary of the acquisition. As of January 31, 2022, the estimated fair value of the contingent consideration was $18.2 million.

As part of the agreement to acquire 89.99% of the equity interests of a subsidiary by the ETG in fiscal 2020, the Company may be obligated to pay contingent consideration of up to CAD $27.0 million, or $21.2 million, in fiscal 2025 should the acquired entity meet certain earnings objectives during fiscal 2023 and 2024. However, should the acquired entity achieve a certain earnings objective over any two consecutive fiscal years beginning in fiscal 2021 and ending in fiscal 2023, half of the contingent consideration obligation, or CAD $13.5 million, would be payable in the following year. As of January 31, 2022, the estimated fair value of the contingent consideration was CAD $14.9 million, or $11.7 million.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2020, the Company may be obligated to pay contingent consideration of up to $35.0 million in fiscal 2025 based on the earnings of the acquired entity during calendar years 2023 and 2024 provided the entity meets certain earnings objectives during each of calendar years 2021 to 2024. As of January 31, 2022, the estimated fair value of the contingent consideration was $13.3 million. The obligation to pay any contingent consideration would be payable by a consolidated subsidiary of HEICO that is 75% owned by HEICO Electronic.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2017, the Company may be obligated to pay contingent consideration of $20.0 million in fiscal 2023 should the acquired entity meet a certain earnings objective during the first six years following the acquisition. As of January 31, 2022, the estimated fair value of the contingent consideration was $18.6 million.

Index
The following unobservable inputs were used to derive the estimated fair value of the Company's Level 3 contingent consideration liabilities as of January 31, 2022 ($ in thousands):

		Unobservable		Weighted
Acquisition Date	Fair Value	Input	Range	Average (1)
8-4-2021	$18,213	Compound annual revenue growth rate	0% - 9%	7%
		Discount rate	5.5% - 5.7%	5.6%

8-18-2020	11,711	Compound annual revenue growth rate	6% - 17%	10%
		Discount rate	4.9% - 5.5%	5.1%

8-11-2020	13,309	Compound annual revenue growth rate	2% - 15%	10%
		Discount rate	5.5% - 5.5%	5.5%

9-15-2017	18,620	Compound annual revenue growth rate	(1%) - 7%	5%
		Discount rate	4.3% - 4.3%	4.3%

(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

Changes in the Company’s contingent consideration liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended January 31, 2022 are as follows (in thousands):

Liabilities
Balance as of October 31, 2021	$62,286
Decrease in accrued contingent consideration, net	(114)
Foreign currency transaction adjustments	(319)
Balance as of January 31, 2022	$61,853

Included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$7,655
Other long-term liabilities	54,198
$61,853

The Company records changes in accrued contingent consideration and foreign currency transaction adjustments within selling, general and administrative expenses in its Condensed Consolidated Statement of Operations.

Index
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of January 31, 2022 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

8.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS
    The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Three months ended January 31,
	2022	2021
Numerator:
Net income attributable to HEICO	$86,921	$70,596

Denominator:
Weighted average common shares outstanding - basic	135,635	135,210
Effect of dilutive stock options	2,331	2,532
Weighted average common shares outstanding - diluted	137,966	137,742

Net income per share attributable to HEICO shareholders:
Basic	$.64	$.52
Diluted	$.63	$.51

Anti-dilutive stock options excluded	728	28

Index
9.    OPERATING SEGMENTS
    Information on the Company’s two operating segments, the FSG and the ETG, for the three months ended January 31, 2022 and 2021, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	Segment
	FSG	ETG
Three months ended January 31, 2022:
Net sales	$272,681	$222,336	($4,674)	$490,343
Depreciation	3,718	3,366	246	7,330
Amortization	5,513	10,092	287	15,892
Operating income	52,376	55,588	(9,142)	98,822
Capital expenditures	3,582	5,070	39	8,691

Three months ended January 31, 2021:
Net sales	$199,334	$223,550	($4,982)	$417,902
Depreciation	3,450	3,059	246	6,755
Amortization	5,136	10,838	274	16,248
Operating income	25,822	60,128	(5,665)	80,285
Capital expenditures	1,988	13,521	—	15,509

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Total assets by operating segment are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of January 31, 2022	$1,310,311	$1,932,351	$271,233	$3,513,895
Total assets as of October 31, 2021	1,274,462	1,952,413	271,532	3,498,407

10.     COMMITMENTS AND CONTINGENCIES
Guarantees
As of January 31, 2022, the Company has arranged for standby letters of credit aggregating $16.1 million, which are supported by its revolving credit facility and principally pertain to performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries as well as payment guarantees related to potential workers' compensation claims and a facility lease.

Index
Product Warranty
Changes in the Company’s product warranty liability for the three months ended January 31, 2022 and 2021, respectively, are as follows (in thousands):

	Three months ended January 31,
	2022	2021
Balances as of beginning of fiscal year	$3,379	$3,015
Accruals for warranties	641	175
Warranty claims settled	(541)	(323)
Balances as of January 31	$3,479	$2,867

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

11.     SUBSEQUENT EVENT

In February 2022, the Company announced that the FSG had entered into an agreement to acquire 74% of the membership interests of Pioneer Industries, LLC (“Pioneer”) for cash payable at closing plus additional cash contingent consideration should the acquired entity meet certain post-closing earnings objectives. Closing, which is subject to governmental approval and standard closing conditions, is expected to occur in the second quarter of fiscal 2022. Pioneer is a specialty distributor of spares for military aviation, marine, and ground platforms. The remaining 26% interest will continue to be owned by certain members of Pioneer's management team. The purchase price is expected to be paid principally using proceeds from the Company's revolving credit facility and is not material or significant to the Company's condensed consolidated financial statements.

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2021. There have been no material changes to our critical accounting policies during the three months ended January 31, 2022.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Our results of operations in fiscal 2022 continue to reflect the adverse impact from the COVID-19 global pandemic (the “Pandemic”). Most notably, demand for our commercial aviation products and services continues to be moderated by the ongoing depressed commercial aerospace market as compared to pre-Pandemic levels. We experienced a significant improvement in operating results in the first quarter of fiscal 2022 as compared to the first quarter of fiscal 2021 principally reflecting greatly improved demand for our commercial aerospace products. The Flight Support Group has reported six consecutive quarters of improvement in net sales and operating income resulting from signs of commercial air travel recovery in certain domestic travel markets, moderated by a slower recovery in international travel markets.

Additionally, our results of operations for the three months ended January 31, 2022 have been affected by the fiscal 2021 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2021.

Index
Results of Operations
The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Three months ended January 31,
	2022	2021
Net sales	$490,343	$417,902
Cost of sales	300,133	259,468
Selling, general and administrative expenses	91,388	78,149
Total operating costs and expenses	391,521	337,617
Operating income	$98,822	$80,285

Net sales by segment:
Flight Support Group	$272,681	$199,334
Electronic Technologies Group	222,336	223,550
Intersegment sales	(4,674)	(4,982)
	$490,343	$417,902

Operating income by segment:
Flight Support Group	$52,376	$25,822
Electronic Technologies Group	55,588	60,128
Other, primarily corporate	(9,142)	(5,665)
	$98,822	$80,285

Net sales	100.0%	100.0%
Gross profit	38.8%	37.9%
Selling, general and administrative expenses	18.6%	18.7%
Operating income	20.2%	19.2%
Interest expense	(.2%)	(.6%)
Other income	—%	.2%
Income tax expense	.8%	.6%
Net income attributable to noncontrolling interests	1.5%	1.4%
Net income attributable to HEICO	17.7%	16.9%

Index
Comparison of First Quarter of Fiscal 2022 to First Quarter of Fiscal 2021

Net Sales

Our consolidated net sales in the first quarter of fiscal 2022 increased by 17% to $490.3 million, up from net sales of $417.9 million in the first quarter of fiscal 2021. The increase in consolidated net sales principally reflects an increase of $73.3 million (a 37% increase) to $272.7 million in net sales within the FSG, partially offset by a decrease of $1.2 million (a 1% decrease) to $222.3 million in net sales within the ETG. The net sales increase in the FSG reflects strong organic growth of 30% as well as net sales of $13.5 million contributed by our fiscal 2021 acquisitions. The FSG's organic growth reflects increased demand for the majority of our commercial aerospace products and services resulting from continued recovery in global commercial air travel as compared to the prior year. As such, organic net sales increased by $32.5 million, $18.3 million and $9.0 million within our aftermarket replacement parts, repair and overhaul parts and services and specialty products product lines, respectively. The net sales decrease in the ETG principally reflects a 3% decrease in organic net sales, partially offset by $5.2 million contributed by our fiscal 2021 acquisitions. The ETG's organic net sales decline is mainly attributable to decreased demand for our defense and space products resulting in net sales decreases of $14.6 million and $2.3 million, respectively, partially offset by increased demand for our medical and other electronics products resulting in net sales increases of $5.0 million and $2.8 million, respectively. Sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the first quarter of fiscal 2022.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 38.8% in the first quarter of fiscal 2022, up from 37.9% in the first quarter of fiscal 2021, principally reflecting a 4.3% improvement in the FSG's gross profit margin, partially offset by a .8% decrease in the ETG's gross profit margin. The increase in the FSG's gross profit margin principally reflects the previously mentioned higher net sales across all product lines. The decrease in the ETG's gross profit margin principally reflects a .6% increase in new product research and development expenses as a percentage of net sales to support ongoing new product research and development activities. Total new product research and development expenses included within our consolidated cost of sales were $18.4 million in the first quarter of fiscal 2022, up from $16.2 million in the first quarter of fiscal 2021.

Our consolidated selling, general and administrative ("SG&A") expenses were $91.4 million in the first quarter of fiscal 2022, as compared to $78.1 million in the first quarter of fiscal 2021. The increase in consolidated SG&A expenses principally reflects costs incurred to support the previously mentioned net sales growth resulting in increases of $7.4 million and $3.0 million in general and administrative expenses and selling expenses, respectively. Additionally, the increase in consolidated SG&A expenses reflects $2.9 million attributable to our fiscal 2021 acquisitions.

Index
Our consolidated SG&A expenses as a percentage of net sales decreased to 18.6% in the first quarter of fiscal 2022, down from 18.7% in the first quarter of fiscal 2021.

Operating Income

Our consolidated operating income increased by 23% to $98.8 million in the first quarter of fiscal 2022, up from $80.3 million in the first quarter of fiscal 2021. The increase in consolidated operating income principally reflects a $26.6 million increase (a 103% increase) to $52.4 million in operating income of the FSG, partially offset by a $4.5 million decrease (an 8% decrease) to $55.6 million in operating income of the ETG. The increase in operating income of the FSG principally reflects the previously mentioned improved gross profit margin, net sales growth, and efficiencies realized from the higher net sales volume. The decrease in operating income of the ETG principally reflects a lower level of efficiencies resulting from the net sales decrease, as well as the previously mentioned lower gross profit margin. Further, the increase in consolidated operating income was partially offset by $3.8 million of higher corporate expenses mainly attributable to an increase in performance-based compensation expense and the suspension of corporate salary reductions as of the end of the first quarter of fiscal 2021.

Our consolidated operating income as a percentage of net sales increased to 20.2% in the first quarter of fiscal 2022, up from 19.2% in the first quarter of fiscal 2021. The increase principally reflects an increase in the FSG’s operating income as a percentage of net sales to 19.2% in the first quarter of fiscal 2022, up from 13.0% in the first quarter of fiscal 2021, partially offset by a decrease in the ETG's operating income as a percentage of net sales to 25.0% in the first quarter of fiscal 2022, as compared to 26.9% in the first quarter of fiscal 2021. The increase in the FSG’s operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margin, as well as a 1.9% impact from a decrease in SG&A expenses as a percentage of net sales mainly reflecting the previously mentioned efficiencies. The decrease in the ETG's operating income as a percentage of net sales principally reflects a 1.1% impact from an increase in SG&A expenses as a percentage of net sales mainly from the previously mentioned lower level of efficiencies, as well as the previously mentioned lower gross profit margin.

Interest Expense

Interest expense decreased to $.8 million in the first quarter of fiscal 2022, down from $2.4 million in the first quarter of fiscal 2021. The decrease was principally due to a lower weighted average balance of borrowings outstanding under our revolving credit facility.

Other Income

Other income in the first quarter of fiscal 2022 and 2021 was not material.

Index
Income Tax Expense

Our effective tax rate was 4.1% in the first quarter of fiscal 2022, as compared to 2.9% in the first quarter of fiscal 2021. The increase in our effective tax rate reflects an unfavorable impact from tax-exempt unrealized losses in the cash surrender values of life insurance policies related to the HEICO Leadership Compensation Plan ("LCP") in the first quarter of fiscal 2022 as compared to tax-exempt unrealized gains recognized on such policies in the first quarter of fiscal 2021, partially offset by a larger tax benefit from stock option exercises recognized in the first quarter of fiscal 2022. We recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2022 and 2021 of $17.8 million and $13.5 million, respectively. The tax benefit from stock option exercises in both periods was the result of strong appreciation in HEICO's stock price during the optionees' holding periods.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $7.3 million in the first quarter of fiscal 2022 as compared to $5.7 million in the first quarter of fiscal 2021. The increase in net income attributable to noncontrolling interests in the first quarter of fiscal 2022 principally reflects an aggregate increase in the operating results of subsidiaries in which noncontrolling interests are held.
Net Income Attributable to HEICO

Net income attributable to HEICO increased by 23% to $86.9 million, or $.63 per diluted share, in the first quarter of fiscal 2022, up from $70.6 million, or $.51 per diluted share, in the first quarter of fiscal 2021 principally reflecting the previously mentioned higher consolidated operating income.

Outlook

As we look ahead to the remainder of fiscal 2022, we expect global commercial air travel to continue on a path to recovery despite the potential for additional Pandemic variants, such as the recent emergence of Omicron. We remain cautiously optimistic that the ongoing worldwide rollout of Pandemic vaccines, including boosters, will continue to positively influence global commercial air travel and benefit the markets we serve. But, it still remains very difficult to predict the Pandemic's path and effect, including factors like new variants and vaccination rates, potential supply chain disruptions and inflation, which can impact our key markets. Therefore, we feel it would not be responsible to provide fiscal 2022 net sales and earnings guidance at this time. However, we believe our ongoing conservative policies, strong balance sheet, and high degree of liquidity enable us to continuously invest in new research and development, take advantage of periodic strategic inventory purchasing opportunities, and execute on our successful acquisition program, which collectively position HEICO for market share gains.

Index
Liquidity and Capital Resources

Our principal uses of cash include acquisitions, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. We continue to anticipate fiscal 2022 capital expenditures to be approximately $45 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility. The revolving credit facility contains both financial and non-financial covenants. As of January 31, 2022, we were in compliance with all such covenants and our total debt to shareholders’ equity ratio was 10.1%.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund our cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $78.0 million in the first quarter of fiscal 2022 and consisted primarily of net income from consolidated operations of $94.3 million, depreciation and amortization expense of $23.2 million (a non-cash item), net changes in other long-term liabilities and assets related to the HEICO LCP of $11.6 million (principally participant deferrals and employer contributions), $3.6 million in share-based compensation expense (a non-cash item), and $3.2 million in employer contributions to the HEICO Savings and Investment Plan (a non-cash item), partially offset by a $57.9 million increase in net working capital. The increase in net working capital is inclusive of a $38.7 million decrease in accrued expenses and other current liabilities mainly reflecting the payment of fiscal 2021 accrued performance-based compensation, a $27.0 million increase in inventories reflecting strategic buys within our distribution businesses and to support an increase in consolidated backlog, and a $9.0 million increase in prepaid expenses and other current assets, partially offset by a $16.2 million decrease in accounts receivable resulting from the timing of collections.

Net cash provided by operating activities decreased by $29.2 million in the first quarter of fiscal 2022 from $107.2 million in the first quarter of fiscal 2021. The decrease is principally attributable to a $54.8 million increase in net working capital, partially offset by an $18.0 million increase in net income from consolidated operations and an $8.0 million decrease in deferred income tax benefits. The increase in net working capital primarily resulted from the previously mentioned increase in inventories and the payment of a larger amount of accrued performance-based compensation in the first quarter of fiscal 2022 resulting from the much improved fiscal 2021 operating results.

Index
Investing Activities

Net cash used in investing activities totaled $20.0 million in the first quarter of fiscal 2022 and related primarily to investments related to the HEICO LCP of $10.1 million and capital expenditures of $8.7 million.

Financing Activities

Net cash used in financing activities in the first quarter of fiscal 2022 totaled $39.9 million. During the first quarter of fiscal 2022, we made $25.0 million in payments on our revolving credit facility, redeemed common stock related to stock option exercises aggregating $23.6 million, paid $12.2 million in cash dividends on our common stock and made $6.0 million of distributions to noncontrolling interests, which were partially offset by $26.0 million of borrowings under our revolving credit facility and $.8 million in proceeds from stock option exercises.

Other Obligations and Commitments

There have not been any material changes to our other obligations and commitments that were included in our Annual Report on Form 10-K for the year ended October 31, 2021.

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

Index
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes in our assessment of HEICO’s sensitivity to market risk that was disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended October 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

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

HEICO CORPORATION

Date:	February 25, 2022	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)