Form 10-Q
period 2022-04-30
HEICO CORP
filed 2022-05-25
CIK 46619

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of May 23, 2022 is as follows:

Common Stock, $.01 par value	54,503,703	shares
Class A Common Stock, $.01 par value	81,453,412	shares

Index
HEICO CORPORATION

Index
PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	April 30, 2022	October 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$117,318	$108,298
Accounts receivable, net	269,850	244,919
Contract assets	79,598	80,073
Inventories, net	519,498	478,050
Prepaid expenses and other current assets	46,461	26,045
Total current assets	1,032,725	937,385

Property, plant and equipment, net	193,558	193,638
Goodwill	1,511,466	1,450,395
Intangible assets, net	624,917	582,307
Other assets	322,667	334,682
Total assets	$3,685,333	$3,498,407

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,781	$1,515
Trade accounts payable	97,089	85,544
Accrued expenses and other current liabilities	203,289	206,857
Income taxes payable	2,033	964
Total current liabilities	304,192	294,880

Long-term debt, net of current maturities	264,095	234,983
Deferred income taxes	42,629	40,761
Other long-term liabilities	350,016	378,257
Total liabilities	960,932	948,881

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 3)	303,927	252,587

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 shares authorized; 54,504 and 54,264 shares issued and outstanding	545	543
Class A Common Stock, $.01 par value per share; 150,000 shares authorized; 81,449 and 81,224 shares issued and outstanding	814	812
Capital in excess of par value	311,053	320,747
Deferred compensation obligation	5,297	5,297
HEICO stock held by irrevocable trust	(5,297)	(5,297)
Accumulated other comprehensive loss	(30,554)	(8,552)
Retained earnings	2,100,178	1,949,521
Total HEICO shareholders’ equity	2,382,036	2,263,071
Noncontrolling interests	38,438	33,868
Total shareholders’ equity	2,420,474	2,296,939
Total liabilities and equity	$3,685,333	$3,498,407
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Six months ended April 30,		Three months ended April 30,
	2022	2021	2022	2021

Net sales	$1,029,156	$884,553	$538,813	$466,651

Operating costs and expenses:
Cost of sales	627,717	546,346	327,584	286,878
Selling, general and administrative expenses	179,840	161,174	88,452	83,025

Total operating costs and expenses	807,557	707,520	416,036	369,903

Operating income	221,599	177,033	122,777	96,748

Interest expense	(1,775)	(4,531)	(979)	(2,083)
Other income	540	1,017	314	306

Income before income taxes and noncontrolling interests	220,364	173,519	122,112	94,971

Income tax expense	33,000	20,800	29,000	18,500

Net income from consolidated operations	187,364	152,719	93,112	76,471

Less: Net income attributable to noncontrolling interests	15,433	11,450	8,102	5,798

Net income attributable to HEICO	$171,931	$141,269	$85,010	$70,673

Net income per share attributable to HEICO shareholders:
Basic	$1.27	$1.04	$.63	$.52
Diluted	$1.25	$1.03	$.62	$.51

Weighted average number of common shares outstanding:
Basic	135,763	135,252	135,891	135,294
Diluted	137,916	137,778	137,867	137,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Six months ended April 30,		Three months ended April 30,
	2022	2021	2022	2021

Net income from consolidated operations	$187,364	$152,719	$93,112	$76,471
Other comprehensive (loss) income:
Foreign currency translation adjustments	(23,028)	11,109	(14,277)	(539)
Amortization of unrealized loss on defined benefit pension plan, net of tax	33	68	22	34
Total other comprehensive (loss) income	(22,995)	11,177	(14,255)	(505)
Comprehensive income from consolidated operations	164,369	163,896	78,857	75,966
Net income attributable to noncontrolling interests	15,433	11,450	8,102	5,798
Foreign currency translation adjustments attributable to noncontrolling interests	(993)	354	(663)	(50)
Comprehensive income attributable to noncontrolling interests	14,440	11,804	7,439	5,748
Comprehensive income attributable to HEICO	$149,929	$152,092	$71,418	$70,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Six Months Ended April 30, 2022 and 2021
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2021	$252,587	$543	$812	$320,747	$5,297	($5,297)	($8,552)	$1,949,521	$33,868	$2,296,939
Comprehensive income (loss)	9,262	—	—	—	—	—	(22,002)	171,931	5,178	155,107
Cash dividends ($.09 per share)	—	—	—	—	—	—	—	(12,227)	—	(12,227)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	7,739	—	—	—	—	—	7,739
Share-based compensation expense	—	—	—	6,855	—	—	—	—	—	6,855
Proceeds from stock option exercises	—	3	3	1,604	—	—	—	—	—	1,610
Redemptions of common stock related to stock option exercises	—	(1)	(1)	(23,690)	—	—	—	—	—	(23,692)
Noncontrolling interests assumed related to acquisitions	39,235	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(9,968)	—	—	—	—	—	—	—	(608)	(608)
Adjustments to redemption amount of redeemable noncontrolling interests	9,047	—	—	—	—	—	—	(9,047)	—	(9,047)
Other	3,764	—	—	(2,202)	—	—	—	—	—	(2,202)
Balances as of April 30, 2022	$303,927	$545	$814	$311,053	$5,297	($5,297)	($30,554)	$2,100,178	$38,438	$2,420,474

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2020	$221,208	$542	$809	$299,930	$4,886	($4,886)	($9,149)	$1,688,045	$30,430	$2,010,607
Comprehensive income	9,061	—	—	—	—	—	10,823	141,269	2,743	154,835
Cash dividends ($.08 per share)	—	—	—	—	—	—	—	(10,818)	—	(10,818)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	7,440	—	—	—	—	—	7,440
Share-based compensation expense	—	—	—	4,271	—	—	—	—	—	4,271
Proceeds from stock option exercises	—	—	2	3,836	—	—	—	—	—	3,838
Redemptions of common stock related to stock option exercises	—	—	—	(3,624)	—	—	—	—	—	(3,624)
Distributions to noncontrolling interests	(12,720)	—	—	—	—	—	—	—	(1,103)	(1,103)
Adjustments to redemption amount of redeemable noncontrolling interests	5,698	—	—	—	—	—	—	(5,698)	—	(5,698)
Deferred compensation obligation	—	—	—	—	(109)	109	—	—	—	—
Other	19	—	—	142	—	—	—	—	—	142
Balances as of April 30, 2021	$223,266	$542	$811	$311,995	$4,777	($4,777)	$1,674	$1,812,798	$32,070	$2,159,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Three Months Ended April 30, 2022 and 2021
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of January 31, 2022	$258,289	$545	$814	$302,104	$5,297	($5,297)	($16,962)	$2,018,990	$36,565	$2,342,056
Comprehensive income (loss)	5,121	—	—	—	—	—	(13,592)	85,010	2,318	73,736
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	6,069	—	—	—	—	—	6,069
Share-based compensation expense	—	—	—	3,241	—	—	—	—	—	3,241
Proceeds from stock option exercises	—	—	—	841	—	—	—	—	—	841
Redemptions of common stock related to stock option exercises	—	—	—	(69)	—	—	—	—	—	(69)
Noncontrolling interests assumed related to acquisitions	39,063	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(4,085)	—	—	—	—	—	—	—	(445)	(445)
Adjustments to redemption amount of redeemable noncontrolling interests	3,822	—	—	—	—	—	—	(3,822)	—	(3,822)
Other	1,717	—	—	(1,133)	—	—	—	—	—	(1,133)
Balances as of April 30, 2022	$303,927	$545	$814	$311,053	$5,297	($5,297)	($30,554)	$2,100,178	$38,438	$2,420,474

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of January 31, 2021	$222,225	$542	$811	$301,107	$4,777	($4,777)	$2,129	$1,744,247	$31,323	$2,080,159
Comprehensive income (loss)	4,264	—	—	—	—	—	(455)	70,673	1,484	71,702
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	7,440	—	—	—	—	—	7,440
Share-based compensation expense	—	—	—	2,042	—	—	—	—	—	2,042
Proceeds from stock option exercises	—	—	—	1,388	—	—	—	—	—	1,388
Redemptions of common stock related to stock option exercises	—	—	—	(53)	—	—	—	—	—	(53)
Distributions to noncontrolling interests	(5,342)	—	—	—	—	—	—	—	(737)	(737)
Adjustments to redemption amount of redeemable noncontrolling interests	2,122	—	—	—	—	—	—	(2,122)	—	(2,122)
Other	(3)	—	—	71	—	—	—	—	—	71
Balances as of April 30, 2021	$223,266	$542	$811	$311,995	$4,777	($4,777)	$1,674	$1,812,798	$32,070	$2,159,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Six months ended April 30,
	2022	2021
Operating Activities:
Net income from consolidated operations	$187,364	$152,719
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	46,707	45,919
Share-based compensation expense	6,855	4,271
Employer contributions to HEICO Savings and Investment Plan	5,364	5,046
Deferred income tax provision (benefit)	2,080	(8,487)
(Decrease) increase in accrued contingent consideration, net	(1,773)	659
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(20,263)	(3,795)
Decrease in contract assets	1,778	596
(Increase) decrease in inventories	(42,766)	2,932
Increase in prepaid expenses and other current assets	(8,974)	(12,032)
Increase in trade accounts payable	8,137	10,843
(Decrease) increase in accrued expenses and other current liabilities	(15,946)	1,981
Decrease in income taxes payable	(9,343)	(4,076)
Net changes in other long-term liabilities and assets related to HEICO Leadership Compensation Plan	13,356	11,826
Other	2,177	1,710
Net cash provided by operating activities	174,753	210,112

Investing Activities:
Acquisitions, net of cash acquired	(105,533)	(20,226)
Capital expenditures	(16,211)	(21,938)
Investments related to HEICO Leadership Compensation Plan	(11,700)	(10,900)
Other	(10,511)	1,017
Net cash used in investing activities	(143,955)	(52,047)

Financing Activities:
Borrowings on revolving credit facility	93,000	—
Payments on revolving credit facility	(65,000)	(155,000)
Redemptions of common stock related to stock option exercises	(23,692)	(3,624)
Cash dividends paid	(12,227)	(10,818)
Distributions to noncontrolling interests	(10,576)	(13,823)
Revolving credit facility issuance costs	(1,010)	(1,468)
Proceeds from stock option exercises	1,610	3,838
Other	(210)	(522)
Net cash used in financing activities	(18,105)	(181,417)

Effect of exchange rate changes on cash	(3,673)	1,944

Net increase (decrease) in cash and cash equivalents	9,020	(21,408)
Cash and cash equivalents at beginning of year	108,298	406,852
Cash and cash equivalents at end of period	$117,318	$385,444
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2021. The October 31, 2021 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the six months ended April 30, 2022 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The Company has two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. ("HFSC") and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.

The Company's results of operations in fiscal 2022 continue to reflect the adverse impact from the COVID-19 global pandemic (the “Pandemic”). Despite the aforementioned, the Company experienced continued improvement in operating results in the first six months and second quarter of fiscal 2022 as compared to the first six months and second quarter of fiscal 2021 principally reflecting improved demand for its commercial aerospace products. The Flight Support Group has reported seven consecutive quarters of improvement in net sales and operating income resulting from signs of commercial air travel recovery in certain domestic travel markets, moderated by a slower recovery in international travel markets.

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

2.     ACQUISITIONS

In March 2022, the Company, through a subsidiary of HFSC, acquired 74% of the membership interests of Pioneer Industries, LLC ("Pioneer"). Pioneer is a specialty distributor of spares for military aviation, marine, and ground platforms. The remaining 26% interest continues to be owned by certain members of Pioneer's management team (see Note 3, Selected Financial Statement Information - Redeemable Noncontrolling Interests, for additional information). The total consideration includes an accrual of $9.8 million as of the acquisition date representing the estimated fair value of contingent consideration the Company may be obligated to pay should Pioneer meet a certain earnings objective following the acquisition. See Note 8, Fair Value Measurements, for additional information regarding the Company’s contingent consideration obligation. The purchase price of this acquisition was paid in cash, principally using proceeds from the Company's revolving credit facility.

In March 2022, the Company, through a subsidiary of HEICO Electronic, acquired 100% of the stock of Flight Microwave Corporation ("Flight Microwave"). Flight Microwave is a designer and manufacturer of custom high power filters and filter assemblies used in space and defense applications. The purchase price of this acquisition was paid in cash using cash provided by operating activities.

    The purchase price of Pioneer and Flight Microwave is not material or significant to the Company's condensed consolidated financial statements. The allocation of the total consideration for the fiscal 2022 acquisitions to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's consolidated financial statements. The operating results of the fiscal 2022 acquisitions were included in the Company’s results of operations as of each effective acquisition date. The amount of net sales and earnings of the fiscal 2022 acquisitions included in the Condensed Consolidated Statements of Operations for the six and three months ended April 30, 2022 is not material. Had the fiscal 2022 acquisitions

Index

occurred as of November 1, 2020, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the six and three months ended April 30, 2022 and 2021 would not have been materially different than the reported amounts.

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	April 30, 2022	October 31, 2021
Accounts receivable	$282,088	$255,793
Less: Allowance for doubtful accounts	(12,238)	(10,874)
Accounts receivable, net	$269,850	$244,919

Inventories

(in thousands)	April 30, 2022	October 31, 2021
Finished products	$260,130	$238,867
Work in process	48,798	44,887
Materials, parts, assemblies and supplies	210,570	194,296
Inventories, net of valuation reserves	$519,498	$478,050

Property, Plant and Equipment

(in thousands)	April 30, 2022	October 31, 2021
Land	$11,065	$11,363
Buildings and improvements	134,970	134,150
Machinery, equipment and tooling	301,558	297,297
Construction in progress	12,940	7,784
	460,533	450,594
Less: Accumulated depreciation and amortization	(266,975)	(256,956)
Property, plant and equipment, net	$193,558	$193,638

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $15.9 million as of April 30, 2022 and $13.2 million as of October 31, 2021. The total customer rebates and credits deducted within net sales for the six months ended April 30, 2022 and 2021 was $3.7 million and $1.8 million, respectively. The total customer rebates and credits deducted within net sales for the three months ended April 30, 2022 and 2021 was $2.0 million and $1.0 million, respectively.

Index

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the six and three months ended April 30, 2022 and 2021 is as follows (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2022	2021	2022	2021
R&D expenses	$37,147	$34,203	$18,751	$18,022

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

	April 30, 2022	October 31, 2021
Redeemable at fair value	$270,107	$217,416
Redeemable based on a multiple of future earnings	33,820	35,171
Redeemable noncontrolling interests	$303,927	$252,587

As discussed in Note 2, Acquisitions, the Company, through a subsidiary of HFSC, acquired 74% of the membership interests of Pioneer in March 2022. As part of the operating agreement, the noncontrolling interest holders have the right to cause the Company to purchase their membership interest over a four-year period beginning in fiscal 2029, or sooner under certain conditions, and the Company has the right to purchase the same membership interest over the same period.

During fiscal 2022, the Company sold a 3% equity interest in a subsidiary of the FSG that was acquired in fiscal 2015, which decreased the Company's ownership interest in the subsidiary to 82%. As part of the operating agreement, the noncontrolling interest holder has the right to cause the Company to purchase its equity interest over a five-year period beginning in fiscal 2028, or sooner under certain conditions, and the Company has the right to purchase the same equity interest over the same period.

During fiscal 2022, the Company sold 10% of the membership interests of a subsidiary of the FSG that was acquired in fiscal 2018, which decreased the Company's ownership interest in the subsidiary to 90%. As part of the operating agreement, the noncontrolling interest holder has the right to cause the Company to purchase its membership interest over a four-year period beginning in fiscal 2027, or sooner under certain conditions, and the Company has the right to purchase the same membership interest over the same period.

Index

Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss for the six months ended April 30, 2022 are as follows (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balances as of October 31, 2021	($6,989)	($1,563)	($8,552)
Unrealized loss	(22,035)	—	(22,035)
Amortization of unrealized loss	—	33	33
Balances as of April 30, 2022	($29,024)	($1,530)	($30,554)

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill by operating segment for the six months ended April 30, 2022 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2021	$468,288	$982,107	$1,450,395
Goodwill acquired	69,130	2,565	71,695
Foreign currency translation adjustments	(4,344)	(5,139)	(9,483)
Adjustments to goodwill	(266)	(875)	(1,141)
Balances as of April 30, 2022	$532,808	$978,658	$1,511,466

The goodwill acquired pertains to the fiscal 2022 acquisitions described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed. Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Condensed Consolidated Statements of Comprehensive Income. The adjustments to goodwill principally represent immaterial measurement period adjustments to the purchase price allocation of certain fiscal 2021 acquisitions. The Company estimates that $70 million of the goodwill acquired in fiscal 2022 will be deductible for income tax purposes.

Index

Identifiable intangible assets consist of the following (in thousands):

	As of April 30, 2022			As of October 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$470,592	($189,664)	$280,928	$464,506	($221,098)	$243,408
Intellectual property	253,133	(101,736)	151,397	255,011	(94,313)	160,698
Licenses	6,559	(5,254)	1,305	6,559	(5,072)	1,487
Patents	1,105	(795)	310	1,110	(793)	317
Non-compete agreements	640	(640)	—	722	(722)	—
Trade names	450	(277)	173	450	(257)	193
	732,479	(298,366)	434,113	728,358	(322,255)	406,103
Non-Amortizing Assets:
Trade names	190,804	—	190,804	176,204	—	176,204
	$923,283	($298,366)	$624,917	$904,562	($322,255)	$582,307

Amortization expense related to intangible assets for the six months ended April 30, 2022 and 2021 was $30.2 million and $30.3 million, respectively. Amortization expense related to intangible assets for the three months ended April 30, 2022 and 2021 was $15.2 million and $15.1 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2022 is estimated to be $30.3 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $56.5 million in fiscal 2023, $51.5 million in fiscal 2024, $47.1 million in fiscal 2025, $42.6 million in fiscal 2026, $39.6 million in fiscal 2027, and $166.5 million thereafter.

5.     LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

	April 30, 2022	October 31, 2021
Borrowings under revolving credit facility	$253,000	$225,000
Finance leases and note payable	12,876	11,498
	265,876	236,498
Less: Current maturities of long-term debt	(1,781)	(1,515)
	$264,095	$234,983

The Company's borrowings under its revolving credit facility mature in fiscal 2025 as discussed further below. As of April 30, 2022 and October 31, 2021, the weighted average interest rate on borrowings under the Company's revolving credit facility was 1.7% and 1.1%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of April 30, 2022, the Company was in compliance with all such covenants.

Index

On April 7, 2022, the Company entered into an amendment to extend the maturity date of its Revolving Credit Facility Agreement ("Credit Facility") by one year to November 2024 and to replace the Eurocurrency Rate with Adjusted Term SOFR as an election in which borrowings under the Credit Facility accrue interest, as such capitalized terms are defined in the Credit Facility.

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

    Changes in the Company’s contract assets and liabilities for the six months ended April 30, 2022 are as follows (in thousands):

	April 30, 2022	October 31, 2021	Change
Contract assets	$79,598	$80,073	($475)
Contract liabilities	54,385	32,738	21,647
Net contract assets	$25,213	$47,335	($22,122)

The increase in the Company's contract liabilities during the first six months of fiscal 2022 principally reflects the receipt of advance deposits on certain customer contracts at both the ETG and FSG.

The amount of revenue that the Company recognized during the six and three months ended April 30, 2022 that was included in contract liabilities as of the beginning of fiscal 2022 was $19.6 million and $6.1 million, respectively.

Remaining Performance Obligations

As of April 30, 2022, the Company had $447.1 million of remaining performance obligations associated with contracts with an original duration of greater than one year pertaining to the majority of the products offered by the ETG as well as certain products of the FSG's specialty products product line. The Company will recognize net sales as these obligations are satisfied. The Company expects to recognize $204.6 million of this amount during the remainder of fiscal 2022 and $242.5 million thereafter, of which the majority is expected to occur in fiscal 2023.

Index

Disaggregation of Revenue

    The following table summarizes the Company’s net sales by product line for each operating segment (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2022	2021	2022	2021
Flight Support Group:
Aftermarket replacement parts (1)	$324,882	$254,328	$173,981	$135,894
Repair and overhaul parts and services (2)	127,533	93,118	65,046	50,706
Specialty products (3)	126,579	82,168	67,286	43,680
Total net sales	578,994	429,614	306,313	230,280

Electronic Technologies Group:
Electronic component parts primarily for defense, space and aerospace equipment (4)	319,909	345,348	162,441	178,259
Electronic component parts for equipment in various other industries (5)	139,820	121,291	74,952	64,830
Total net sales	459,729	466,639	237,393	243,089

Intersegment sales	(9,567)	(11,700)	(4,893)	(6,718)

Total consolidated net sales	$1,029,156	$884,553	$538,813	$466,651

(1)    Includes primarily various jet engine and aircraft component replacement parts.
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

Index

    The following table summarizes the Company’s net sales by industry for each operating segment (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2022	2021	2022	2021
Flight Support Group:
Aerospace	$417,724	$298,082	$215,319	$163,026
Defense and Space	136,258	110,298	77,603	56,254
Other (1)	25,012	21,234	13,391	11,000
Total net sales	578,994	429,614	306,313	230,280

Electronic Technologies Group:
Defense and Space	265,861	291,453	134,414	149,361
Other (2)	156,135	137,911	82,772	74,004
Aerospace	37,733	37,275	20,207	19,724
Total net sales	459,729	466,639	237,393	243,089

Intersegment sales	(9,567)	(11,700)	(4,893)	(6,718)

Total consolidated net sales	$1,029,156	$884,553	$538,813	$466,651

(1)    Principally industrial products.
(2)    Principally other electronics and medical products.

7.     INCOME TAXES

The Company's effective tax rate was 15.0% in the first six months of fiscal 2022, as compared to 12.0% in the first six months of fiscal 2021. The increase in the Company's effective tax rate principally reflects an unfavorable impact from tax-exempt unrealized losses in the cash surrender values of life insurance policies related to the HEICO Leadership Compensation Plan ("HEICO LCP") in the first six months of fiscal 2022 as compared to the tax-exempt unrealized gains recognized on such policies in the first six months of fiscal 2021, partially offset by a larger tax benefit from stock option exercises recognized in the first quarter of fiscal 2022. The Company recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2022 and 2021 of $17.8 million and $13.5 million, respectively. The tax benefit from stock option exercises in both periods was the result of strong appreciation in HEICO's stock price during the optionees' holding periods.

The Company's effective tax rate was 23.7% in the second quarter of fiscal 2022, as compared to 19.5% in the second quarter of fiscal 2021. The increase in the Company's effective tax rate principally reflects an unfavorable impact from tax-exempt unrealized losses in the cash surrender values of life insurance policies related to the HEICO LCP in the second quarter of

Index

fiscal 2022 as compared to the tax-exempt unrealized gains recognized on such policies in the second quarter of fiscal 2021.

8.    FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of April 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$212,318	$—	$212,318
Money market fund	6,761	—	—	6,761
Total assets	$6,761	$212,318	$—	$219,079

Liabilities:
Contingent consideration	$—	$—	$69,910	$69,910

	As of October 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$245,580	$—	$245,580
Money market fund	4	—	—	4
Total assets	$4	$245,580	$—	$245,584

Liabilities:
Contingent consideration	$—	$—	$62,286	$62,286

The Company maintains the HEICO Corporation Leadership Compensation Plan (the "LCP"), which is a non-qualified deferred compensation plan. The assets of the LCP principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company, and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The assets of the LCP are held within an irrevocable trust and classified within other assets in the Company’s Condensed Consolidated Balance Sheets. The related liabilities of the LCP are included within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Condensed

Index

Consolidated Balance Sheets and have an aggregate value of $217.7 million as of April 30, 2022 and $244.3 million as of October 31, 2021.

As part of the agreement to acquire 74% of the membership interests of a subsidiary by the FSG in fiscal 2022, the Company may be obligated to pay contingent consideration of $14.1 million in fiscal 2027 should the acquired entity meet a certain earnings objective during the five-year period following the acquisition. As of April 30, 2022, the estimated fair value of the contingent consideration was $9.4 million.

As part of the agreement to acquire 89% of the membership interests of a subsidiary by the FSG in fiscal 2021, the Company may be obligated to pay contingent consideration of $8.9 million as early as in fiscal 2024 should the acquired entity meet a certain earnings objective during the three-year period following the acquisition. Additionally, the Company may be obligated to pay contingent consideration of up to $17.8 million as early as in fiscal 2026 should the acquired entity meet a certain earnings objective during the three-year period following the second anniversary of the acquisition. As of April 30, 2022, the estimated fair value of the contingent consideration was $17.0 million.

As part of the agreement to acquire 89.99% of the equity interests of a subsidiary by the ETG in fiscal 2020, the Company may be obligated to pay contingent consideration of up to CAD $27.0 million, or $21.0 million, in fiscal 2025 should the acquired entity meet certain earnings objectives during fiscal 2023 and 2024. However, should the acquired entity achieve a certain earnings objective over any two consecutive fiscal years beginning in fiscal 2021 and ending in fiscal 2023, half of the contingent consideration obligation, or CAD $13.5 million, would be payable in the following year. As of April 30, 2022, the estimated fair value of the contingent consideration was CAD $15.7 million, or $12.2 million.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2020, the Company may be obligated to pay contingent consideration of up to $35.0 million in fiscal 2025 based on the earnings of the acquired entity during calendar years 2023 and 2024 provided the entity meets certain earnings objectives during each of calendar years 2021 to 2024. As of April 30, 2022, the estimated fair value of the contingent consideration was $12.9 million. The obligation to pay any contingent consideration would be payable by a consolidated subsidiary of HEICO that is 75% owned by HEICO Electronic.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2017, the Company may be obligated to pay contingent consideration of $20.0 million in fiscal 2023 should the acquired entity meet a certain earnings objective during the first six years following the acquisition. As of April 30, 2022, the estimated fair value of the contingent consideration was $18.4 million.

Index

The following unobservable inputs were used to derive the estimated fair value of the Company's Level 3 contingent consideration liabilities as of April 30, 2022 ($ in thousands):

		Unobservable		Weighted
Acquisition Date	Fair Value	Input	Range	Average (1)
3-17-2022	$9,373	Compound annual revenue growth rate	(3%) - 8%	3%
		Discount rate	6.1% - 6.1%	6.1%

8-4-2021	17,028	Compound annual revenue growth rate	0% - 9%	8%
		Discount rate	7.1% - 7.1%	7.1%

8-18-2020	12,218	Compound annual revenue growth rate	9% - 20%	14%
		Discount rate	6.6% - 7.1%	6.7%

8-11-2020	12,923	Compound annual revenue growth rate	2% - 15%	10%
		Discount rate	7.1% - 7.1%	7.1%

9-15-2017	18,368	Compound annual revenue growth rate	(1%) - 5%	3%
		Discount rate	6.0% - 6.0%	6.0%

(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

Changes in the Company’s contingent consideration liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the six months ended April 30, 2022 are as follows (in thousands):

Liabilities
Balance as of October 31, 2021	$62,286
Contingent consideration related to acquisition	9,835
Decrease in accrued contingent consideration, net	(1,773)
Foreign currency transaction adjustments	(438)
Balance as of April 30, 2022	$69,910

Included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$10,148
Other long-term liabilities	59,762
$69,910

Index

The Company records changes in accrued contingent consideration and foreign currency transaction adjustments within selling, general and administrative expenses in its Condensed Consolidated Statement of Operations.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of April 30, 2022 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

9.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

    The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Six months ended April 30,		Three months ended April 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to HEICO	$171,931	$141,269	$85,010	$70,673

Denominator:
Weighted average common shares outstanding - basic	135,763	135,252	135,891	135,294
Effect of dilutive stock options	2,153	2,526	1,976	2,520
Weighted average common shares outstanding - diluted	137,916	137,778	137,867	137,814

Net income per share attributable to HEICO shareholders:
Basic	$1.27	$1.04	$.63	$.52
Diluted	$1.25	$1.03	$.62	$.51

Anti-dilutive stock options excluded	739	20	749	11

Index

10.    OPERATING SEGMENTS

Information on the Company’s two operating segments, the FSG and the ETG, for the six and three months ended April 30, 2022 and 2021, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	Segment
	FSG	ETG
Six months ended April 30, 2022:
Net sales	$578,994	$459,729	($9,567)	$1,029,156
Depreciation	7,411	6,792	493	14,696
Amortization	11,262	20,179	570	32,011
Operating income	118,573	121,576	(18,550)	221,599
Capital expenditures	8,113	7,995	103	16,211

Six months ended April 30, 2021:
Net sales	$429,614	$466,639	($11,700)	$884,553
Depreciation	6,829	6,219	486	13,534
Amortization	10,107	21,717	561	32,385
Operating income	61,298	131,422	(15,687)	177,033
Capital expenditures	4,093	17,828	17	21,938

Three months ended April 30, 2022:
Net sales	$306,313	$237,393	($4,893)	$538,813
Depreciation	3,693	3,426	247	7,366
Amortization	5,749	10,087	283	16,119
Operating income	66,197	65,988	(9,408)	122,777
Capital expenditures	4,531	2,925	64	7,520

Three months ended April 30, 2021:
Net sales	$230,280	$243,089	($6,718)	$466,651
Depreciation	3,379	3,160	240	6,779
Amortization	4,971	10,879	287	16,137
Operating income	35,476	71,294	(10,022)	96,748
Capital expenditures	2,105	4,307	17	6,429

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Index

Total assets by operating segment are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of April 30, 2022	$1,492,367	$1,930,680	$262,286	$3,685,333
Total assets as of October 31, 2021	1,274,462	1,952,413	271,532	3,498,407

11.     COMMITMENTS AND CONTINGENCIES

Guarantees

As of April 30, 2022, the Company has arranged for standby letters of credit aggregating $15.9 million, which are supported by its revolving credit facility and principally pertain to performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries as well as payment guarantees related to potential workers' compensation claims and a facility lease.

Product Warranty

Changes in the Company’s product warranty liability for the six months ended April 30, 2022 and 2021, respectively, are as follows (in thousands):

	Six months ended April 30,
	2022	2021
Balances as of beginning of fiscal year	$3,379	$3,015
Accruals for warranties	622	1,027
Warranty claims settled	(1,012)	(781)
Balances as of April 30	$2,989	$3,261

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2021. There have been no material changes to our critical accounting policies during the six months ended April 30, 2022.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Our results of operations in fiscal 2022 continue to reflect the adverse impact from the COVID-19 global pandemic (the “Pandemic”). Despite the aforementioned, we experienced continued improvement in operating results in the first six months and second quarter of fiscal 2022 as compared to the first six months and second quarter of fiscal 2021 principally reflecting improved demand for our commercial aerospace products. The Flight Support Group has reported seven consecutive quarters of improvement in net sales and operating income resulting from signs of commercial air travel recovery in certain domestic travel markets, moderated by a slower recovery in international travel markets.

Additionally, our results of operations for the six and three months ended April 30, 2022 have been affected by the fiscal 2021 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2021 and the fiscal 2022 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to the Condensed Consolidated Financial Statements of this quarterly report.

Index

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2022	2021	2022	2021
Net sales	$1,029,156	$884,553	$538,813	$466,651
Cost of sales	627,717	546,346	327,584	286,878
Selling, general and administrative expenses	179,840	161,174	88,452	83,025
Total operating costs and expenses	807,557	707,520	416,036	369,903
Operating income	$221,599	$177,033	$122,777	$96,748

Net sales by segment:
Flight Support Group	$578,994	$429,614	$306,313	$230,280
Electronic Technologies Group	459,729	466,639	237,393	243,089
Intersegment sales	(9,567)	(11,700)	(4,893)	(6,718)
	$1,029,156	$884,553	$538,813	$466,651

Operating income by segment:
Flight Support Group	$118,573	$61,298	$66,197	$35,476
Electronic Technologies Group	121,576	131,422	65,988	71,294
Other, primarily corporate	(18,550)	(15,687)	(9,408)	(10,022)
	$221,599	$177,033	$122,777	$96,748

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	39.0%	38.2%	39.2%	38.5%
Selling, general and administrative expenses	17.5%	18.2%	16.4%	17.8%
Operating income	21.5%	20.0%	22.8%	20.7%
Interest expense	.2%	.5%	.2%	.4%
Other income	.1%	.1%	.1%	.1%
Income tax expense	3.2%	2.4%	5.4%	4.0%
Net income attributable to noncontrolling interests	1.5%	1.3%	1.5%	1.2%
Net income attributable to HEICO	16.7%	16.0%	15.8%	15.1%

Index

Comparison of First Six Months of Fiscal 2022 to First Six Months of Fiscal 2021

Net Sales

Our consolidated net sales in the first six months of fiscal 2022 increased by 16% to a record $1,029.2 million, up from net sales of $884.6 million in the first six months of fiscal 2021. The increase in consolidated net sales principally reflects an increase of $149.4 million (a 35% increase) to $579.0 million in net sales within the FSG, partially offset by a decrease of $6.9 million (a 1% decrease) to $459.7 million in net sales within the ETG. The net sales increase in the FSG reflects strong organic growth of 26% as well as net sales of $36.3 million contributed by our fiscal 2021 and 2022 acquisitions. The FSG's organic growth reflects increased demand for the majority of our commercial aerospace products and services resulting from continued recovery in global commercial air travel as compared to the prior year. As such, organic net sales increased by $62.8 million, $30.5 million and $19.8 million within our aftermarket replacement parts, repair and overhaul parts and services and specialty products product lines, respectively. The net sales decrease in the ETG principally reflects a 3% decrease in organic net sales, partially offset by $10.4 million contributed by our fiscal 2021 and 2022 acquisitions. The ETG's organic net sales decline is mainly attributable to decreased demand for our defense products resulting in a net sales decrease of $36.7 million, partially offset by increased demand for our medical, other electronics, telecommunications and space products resulting in net sales increases of $9.2 million, $4.9 million, $3.3 million and $2.2 million, respectively. Although sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the first six months of fiscal 2022, recent cost inflation and potential supply chain disruptions may lead to higher sales prices during the remainder of fiscal 2022.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 39.0% in the first six months of fiscal 2022, up from 38.2% in the first six months of fiscal 2021, principally reflecting a 3.8% improvement in the FSG's gross profit margin, partially offset by a .6% decrease in the ETG's gross profit margin. The increase in the FSG's gross profit margin principally reflects the previously mentioned higher net sales across all product lines. The reduction in the ETG's gross profit margin principally reflects the decrease in net sales of defense products and an increase in new product research and development expenses as a percentage of net sales to support ongoing new product research and development activities. Total new product research and development expenses included within our consolidated cost of sales were $37.1 million in the first six months of fiscal 2022, up from $34.2 million in the first six months of fiscal 2021.

Our consolidated selling, general and administrative ("SG&A") expenses were $179.8 million in the first six months of fiscal 2022, as compared to $161.2 million in the first six months of fiscal 2021. The increase in consolidated SG&A expenses principally reflects costs incurred to support the previously mentioned net sales growth resulting in increases of $6.3 million and $6.1 million in general and administrative expenses and selling expenses, respectively. Additionally, the increase in consolidated SG&A expenses reflects $6.3 million attributable to our fiscal 2021 and 2022 acquisitions.

Index

Our consolidated SG&A expenses as a percentage of net sales decreased to 17.5% in the first six months of fiscal 2022, down from 18.2% in the first six months of fiscal 2021. The decrease in consolidated SG&A expenses as a percentage of net sales principally reflects the efficiencies realized from the higher net sales, as a well as a .4% impact from lower intangible asset amortization expense and a .2% favorable impact from changes in the estimated fair value of accrued contingent consideration.

Operating Income

Our consolidated operating income increased by 25% to a record $221.6 million in the first six months of fiscal 2022, up from $177.0 million in the first six months of fiscal 2021. The increase in consolidated operating income principally reflects a $57.3 million increase (a 93% increase) to a record $118.6 million in operating income of the FSG, partially offset by a $9.8 million decrease (a 7% decrease) to $121.6 million in operating income of the ETG. The increase in operating income of the FSG principally reflects the previously mentioned improved gross profit margin, net sales growth, and efficiencies realized from the higher net sales volume. The decrease in operating income of the ETG principally reflects a lower level of efficiencies resulting from the net sales decrease, as well as the previously mentioned lower gross profit margin. Further, the increase in consolidated operating income was partially offset by $4.5 million of higher corporate expenses mainly attributable to an increase in performance-based compensation expense and the suspension of corporate salary reductions as of the end of the first quarter of fiscal 2021.

Our consolidated operating income as a percentage of net sales increased to 21.5% in the first six months of fiscal 2022, up from 20.0% in the first six months of fiscal 2021. The increase principally reflects an increase in the FSG’s operating income as a percentage of net sales to 20.5% in the first six months of fiscal 2022, up from 14.3% in the first six months of fiscal 2021, partially offset by a decrease in the ETG's operating income as a percentage of net sales to 26.4% in the first six months of fiscal 2022, as compared to 28.2% in the first six months of fiscal 2021. The increase in the FSG’s operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margin, as well as a 2.4% impact from a decrease in SG&A expenses as a percentage of net sales mainly reflecting the previously mentioned efficiencies. The decrease in the ETG's operating income as a percentage of net sales principally reflects a 1.1% impact from an increase in SG&A expenses as a percentage of net sales mainly from the previously mentioned lower level of efficiencies, as well as the previously mentioned lower gross profit margin.

Interest Expense

Interest expense decreased to $1.8 million in the first six months of fiscal 2022, down from $4.5 million in the first six months of fiscal 2021. The decrease was principally due to a lower weighted average balance of borrowings outstanding under our revolving credit facility.

Index

Other Income

Other income in the first six months of fiscal 2022 and 2021 was not material.

Income Tax Expense

Our effective tax rate was 15.0% in the first six months of fiscal 2022, as compared to 12.0% in the first six months of fiscal 2021. The increase in our effective tax rate principally reflects an unfavorable impact from tax-exempt unrealized losses in the cash surrender values of life insurance policies related to the HEICO Leadership Compensation Plan ("HEICO LCP") in the first six months of fiscal 2022 as compared to the tax-exempt unrealized gains recognized on such policies in the first six months of fiscal 2021, partially offset by a larger tax benefit from stock option exercises recognized in the first quarter of fiscal 2022. We recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2022 and 2021 of $17.8 million and $13.5 million, respectively. The tax benefit from stock option exercises in both periods was the result of strong appreciation in HEICO's stock price during the optionees' holding periods.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $15.4 million in the first six months of fiscal 2022, as compared to $11.5 million in the first six months of fiscal 2021. The increase in net income attributable to noncontrolling interests principally reflects improved operating results of certain subsidiaries of the FSG in which noncontrolling interests are held, inclusive of fiscal 2021 and 2022 acquisitions, partially offset by a decrease in the operating results of certain subsidiaries of the ETG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased by 22% to $171.9 million, or $1.25 per diluted share, in the first six months of fiscal 2022, up from $141.3 million, or $1.03 per diluted share, in the first six months of fiscal 2021 principally reflecting the previously mentioned higher consolidated operating income.

Index

Comparison of Second Quarter of Fiscal 2022 to Second Quarter of Fiscal 2021

Net Sales

Our consolidated net sales in the second quarter of fiscal 2022 increased by 15% to $538.8 million, up from net sales of $466.7 million in the second quarter of fiscal 2021. The increase in consolidated net sales principally reflects an increase of $76.0 million (a 33% increase) to $306.3 million in net sales within the FSG, partially offset by a decrease of $5.7 million (a 2% decrease) to $237.4 million in net sales within the ETG. The net sales increase in the FSG reflects strong organic growth of 23% as well as net sales of $22.7 million contributed by our fiscal 2021 and 2022 acquisitions. The FSG's organic growth reflects increased demand for the majority of our commercial aerospace products and services resulting from continued recovery in global commercial air travel as compared to the prior year. As such, organic net sales increased by $30.3 million, $12.2 million and $10.8 million within our aftermarket replacement parts, repair and overhaul parts and services and specialty products product lines, respectively. The net sales decrease in the ETG principally reflects a 4% decrease in organic net sales, partially offset by $5.2 million contributed by our fiscal 2021 and 2022 acquisitions. The ETG's organic net sales decline is mainly attributable to decreased demand for our defense products resulting in a net sales decrease of $22.1 million, partially offset by increased demand for our space, medical, other electronics and telecommunications products resulting in net sales increases of $4.4 million, $4.2 million, $2.1 million and $1.9 million, respectively. Although sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the second quarter of fiscal 2022, recent cost inflation and potential supply chain disruptions may lead to higher sales prices during the remainder of fiscal 2022.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 39.2% in the second quarter of fiscal 2022, up from 38.5% in the second quarter of fiscal 2021, principally reflecting a 3.4% improvement in the FSG's gross profit margin, partially offset by a .4% decrease in the ETG's gross profit margin. The increase in the FSG's gross profit margin principally reflects the previously mentioned higher net sales across all product lines. The reduction in the ETG's gross profit margin principally reflects the decrease in net sales of defense products and an increase in new product research and development expenses as a percentage of net sales to support ongoing new product research and development activities. Total new product research and development expenses included within our consolidated cost of sales were $18.8 million in the second quarter of fiscal 2022, up from $18.0 million in the second quarter of fiscal 2021.

Our consolidated SG&A expenses were $88.5 million in the second quarter of fiscal 2022, as compared to $83.0 million in the second quarter of fiscal 2021. The increase in consolidated SG&A expenses principally reflects $3.4 million attributable to our fiscal 2021 and 2022 acquisitions and an increase of $3.1 million in selling expenses to support the previously mentioned net sales growth, partially offset by a $1.1 million decrease in general and administrative expenses.

Index

Our consolidated SG&A expenses as a percentage of net sales decreased to 16.4% in the second quarter of fiscal 2022, down from 17.8% in the second quarter of fiscal 2021. The decrease in consolidated SG&A expenses as a percentage of net sales principally reflects the efficiencies realized from the higher net sales, as well as a .6% impact from lower accrued performance-based compensation expense, a .4% favorable impact from changes in the estimated fair value of accrued contingent consideration, and a .3% impact from lower intangible asset amortization expense.

Operating Income

Our consolidated operating income increased by 27% to a record $122.8 million in the second quarter of fiscal 2022, up from $96.7 million in the second quarter of fiscal 2021. The increase in consolidated operating income principally reflects a $30.7 million increase (an 87% increase) to a record $66.2 million in operating income of the FSG, partially offset by a $5.3 million decrease (a 7% decrease) to $66.0 million in operating income of the ETG. The increase in operating income of the FSG principally reflects the previously mentioned net sales growth, improved gross profit margin, and efficiencies realized from the higher net sales volume. The decrease in operating income of the ETG principally reflects a lower level of efficiencies resulting from the net sales decrease, as well as the previously mentioned lower gross profit margin.

Our consolidated operating income as a percentage of net sales increased to 22.8% in the second quarter of fiscal 2022, up from 20.7% in the second quarter of fiscal 2021. The increase principally reflects an increase in the FSG’s operating income as a percentage of net sales to 21.6% in the second quarter of fiscal 2022, up from 15.4% in the second quarter of fiscal 2021, partially offset by a decrease in the ETG's operating income as a percentage of net sales to 27.8% in the second quarter of fiscal 2022, as compared to 29.3% in the second quarter of fiscal 2021. The increase in the FSG’s operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margin, as well as a 2.9% impact from a decrease in SG&A expenses as a percentage of net sales mainly reflecting the previously mentioned efficiencies. The decrease in the ETG's operating income as a percentage of net sales principally reflects a 1.1% impact from an increase in SG&A expenses as a percentage of net sales mainly from the previously mentioned lower level of efficiencies, as well as the previously mentioned lower gross profit margin.

Interest Expense

Interest expense decreased to $1.0 million in the second quarter of fiscal 2022, down from $2.1 million in the second quarter of fiscal 2021. The decrease was principally due to a lower weighted average balance of borrowings outstanding under our revolving credit facility.

Other Income

Other income in the second quarter of fiscal 2022 and 2021 was not material.

Index

Income Tax Expense

Our effective tax rate was 23.7% in the second quarter of fiscal 2022, as compared to 19.5% in the second quarter of fiscal 2021. The increase in our effective tax rate principally reflects an unfavorable impact from tax-exempt unrealized losses in the cash surrender values of life insurance policies related to the HEICO LCP in the second quarter of fiscal 2022 as compared to the tax-exempt unrealized gains recognized on such policies in the second quarter of fiscal 2021.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $8.1 million in the second quarter of fiscal 2022, as compared to $5.8 million in the second quarter of fiscal 2021. The increase in net income attributable to noncontrolling interests principally reflects improved operating results of certain subsidiaries of the FSG in which noncontrolling interests are held, inclusive of fiscal 2021 and 2022 acquisitions.

Net Income Attributable to HEICO

Net income attributable to HEICO increased by 20% to $85.0 million, or $.62 per diluted share, in the second quarter of fiscal 2022, up from $70.7 million, or $.51 per diluted share, in the second quarter of fiscal 2021 principally reflecting the previously mentioned higher consolidated operating income.

Outlook

As we look ahead to the remainder of fiscal 2022, we expect global commercial air travel to continue growing despite the potential for additional Pandemic variants. We remain cautiously optimistic that the ongoing worldwide rollout of Pandemic vaccines, including boosters, will continue to positively influence global commercial air travel and benefit the markets we serve. But, it still remains very difficult to predict the Pandemic's path and effect, including factors like new variants and vaccination rates, potential supply chain disruptions and inflation, which can impact our key markets. Therefore, we feel it would not be responsible to provide fiscal 2022 net sales and earnings guidance at this time. However, we believe our ongoing conservative policies, strong balance sheet, and high degree of liquidity enable us to continuously invest in new research and development, take advantage of periodic strategic inventory purchasing opportunities, and execute on our successful acquisition program, which collectively position HEICO for market share gains.

Index

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. We now anticipate fiscal 2022 capital expenditures to be approximately $40 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility. The revolving credit facility contains both financial and non-financial covenants. As of April 30, 2022, we were in compliance with all such covenants and our total debt to shareholders’ equity ratio was 11.0%.

On April 7, 2022, we entered into an amendment to extend the maturity date of our Revolving Credit Facility Agreement ("Credit Facility") by one year to November 2024 and to replace the Eurocurrency Rate with Adjusted Term SOFR as an election in which borrowings under the Credit Facility accrue interest, as such capitalized terms are defined in the Credit Facility.

Based on our current outlook, we believe that our net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $174.8 million in the first six months of fiscal 2022 and consisted primarily of net income from consolidated operations of $187.4 million, depreciation and amortization expense of $46.7 million (a non-cash item), net changes in other long-term liabilities and assets related to the HEICO LCP of $13.4 million (principally participant deferrals and employer contributions), $6.9 million in share-based compensation expense (a non-cash item), and $5.4 million in employer contributions to the HEICO Savings and Investment Plan (a non-cash item), partially offset by an $87.4 million increase in net working capital. The increase in net working capital is inclusive of a $42.8 million increase in inventories reflecting strategic buys within our distribution businesses and to support an increase in consolidated backlog, a $20.3 million increase in accounts receivable resulting from the previously mentioned net sales growth, a $15.9 million decrease in accrued expenses and other current liabilities mainly reflecting the payment of fiscal 2021 accrued performance-based compensation, and a $9.0 million increase in prepaid expenses and other current assets.

Net cash provided by operating activities decreased by $35.4 million in the first six months of fiscal 2022 from $210.1 million in the first six months of fiscal 2021. The decrease is principally attributable to a $83.8 million increase in net working capital, partially offset by a $34.6 million increase in net income from consolidated operations, a $10.6 million decrease in deferred income tax benefits and a $2.6 million increase in share-based compensation expense. The increase in net working capital primarily resulted from the previously mentioned increase in inventories, the payment of a larger amount of accrued performance-based compensation in the first six months of fiscal 2022 resulting from the much improved fiscal 2021 operating results, and the increase in accounts receivable as a result of the previously mentioned net sales growth.

Index

Investing Activities

Net cash used in investing activities totaled $144.0 million in the first six months of fiscal 2022 and related primarily to acquisitions of $105.5 million, capital expenditures of $16.2 million, investments related to the HEICO LCP of $11.7 million, and $10.5 million of other investing activities. Further details regarding our fiscal 2022 acquisitions may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash used in financing activities in the first six months of fiscal 2022 totaled $18.1 million. During the first six months of fiscal 2022, we made $65.0 million in payments on our revolving credit facility, redeemed common stock related to stock option exercises aggregating $23.7 million, paid $12.2 million in cash dividends on our common stock, and made $10.6 million of distributions to noncontrolling interests, which were partially offset by $93.0 million of borrowings under our revolving credit facility.

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

Index

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

Index

PART II. OTHER INFORMATION
Item 6.    EXHIBITS

Exhibit	Description
10.1	HEICO Savings and Investment Plan, as amended and restated effective as of March 30, 2022. *

10.2
Second Amendment to Revolving Credit Agreement, effective as of April 7, 2022, among HEICO Corporation, as Borrower, the Lenders from time to time party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 12, 2022. ***

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

HEICO CORPORATION

Date:	May 25, 2022	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)