Form 10-Q
period 2022-07-31
HEICO CORP
filed 2022-08-31
CIK 46619

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of August 29, 2022 is as follows:

Common Stock, $.01 par value	54,511,139	shares
Class A Common Stock, $.01 par value	82,080,524	shares

Index
HEICO CORPORATION

Index
PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	July 31, 2022	October 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$133,605	$108,298
Accounts receivable, net	273,151	244,919
Contract assets	86,534	80,073
Inventories, net	545,943	478,050
Prepaid expenses and other current assets	42,540	26,045
Total current assets	1,081,773	937,385

Property, plant and equipment, net	202,844	193,638
Goodwill	1,541,477	1,450,395
Intangible assets, net	638,550	582,307
Other assets	322,707	334,682
Total assets	$3,787,351	$3,498,407

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,734	$1,515
Trade accounts payable	108,441	85,544
Accrued expenses and other current liabilities	233,812	206,857
Income taxes payable	2,458	964
Total current liabilities	346,445	294,880

Long-term debt, net of current maturities	244,023	234,983
Deferred income taxes	48,192	40,761
Other long-term liabilities	359,713	378,257
Total liabilities	998,373	948,881

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 3)	296,994	252,587

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 shares authorized; 54,511 and 54,264 shares issued and outstanding	545	543
Class A Common Stock, $.01 par value per share; 150,000 shares authorized; 81,491 and 81,224 shares issued and outstanding	815	812
Capital in excess of par value	317,365	320,747
Deferred compensation obligation	5,297	5,297
HEICO stock held by irrevocable trust	(5,297)	(5,297)
Accumulated other comprehensive loss	(37,927)	(8,552)
Retained earnings	2,171,333	1,949,521
Total HEICO shareholders’ equity	2,452,131	2,263,071
Noncontrolling interests	39,853	33,868
Total shareholders’ equity	2,491,984	2,296,939
Total liabilities and equity	$3,787,351	$3,498,407
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Nine months ended July 31,		Three months ended July 31,
	2022	2021	2022	2021

Net sales	$1,598,684	$1,356,260	$569,528	$471,707

Operating costs and expenses:
Cost of sales	976,308	833,336	348,591	286,990
Selling, general and administrative expenses	272,030	245,053	92,190	83,879

Total operating costs and expenses	1,248,338	1,078,389	440,781	370,869

Operating income	350,346	277,871	128,747	100,838

Interest expense	(3,181)	(6,248)	(1,406)	(1,717)
Other income	685	1,179	145	162

Income before income taxes and noncontrolling interests	347,850	272,802	127,486	99,283

Income tax expense	67,400	36,400	34,400	15,600

Net income from consolidated operations	280,450	236,402	93,086	83,683

Less: Net income attributable to noncontrolling interests	25,979	18,244	10,546	6,794

Net income attributable to HEICO	$254,471	$218,158	$82,540	$76,889

Net income per share attributable to HEICO shareholders:
Basic	$1.87	$1.61	$.61	$.57
Diluted	$1.85	$1.58	$.60	$.56

Weighted average number of common shares outstanding:
Basic	135,835	135,291	135,978	135,370
Diluted	137,890	137,837	137,837	137,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Nine months ended July 31,		Three months ended July 31,
	2022	2021	2022	2021

Net income from consolidated operations	$280,450	$236,402	$93,086	$83,683
Other comprehensive (loss) income:
Foreign currency translation adjustments	(30,772)	5,964	(7,744)	(5,145)
Amortization of unrealized loss on defined benefit pension plan, net of tax	49	101	16	33
Total other comprehensive (loss) income	(30,723)	6,065	(7,728)	(5,112)
Comprehensive income from consolidated operations	249,727	242,467	85,358	78,571
Net income attributable to noncontrolling interests	25,979	18,244	10,546	6,794
Foreign currency translation adjustments attributable to noncontrolling interests	(1,348)	181	(355)	(173)
Comprehensive income attributable to noncontrolling interests	24,631	18,425	10,191	6,621
Comprehensive income attributable to HEICO	$225,096	$224,042	$75,167	$71,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Nine Months Ended July 31, 2022 and 2021
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2021	$252,587	$543	$812	$320,747	$5,297	($5,297)	($8,552)	$1,949,521	$33,868	$2,296,939
Comprehensive income (loss)	17,639	—	—	—	—	—	(29,375)	254,471	6,992	232,088
Cash dividends ($.18 per share)	—	—	—	—	—	—	—	(24,466)	—	(24,466)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	1	9,497	—	—	—	—	—	9,498
Share-based compensation expense	—	—	—	9,815	—	—	—	—	—	9,815
Proceeds from stock option exercises	—	3	3	1,864	—	—	—	—	—	1,870
Redemptions of common stock related to stock option exercises	—	(1)	(1)	(25,824)	—	—	—	—	—	(25,826)
Distributions to noncontrolling interests	(15,759)	—	—	—	—	—	—	—	(1,007)	(1,007)
Acquisitions of noncontrolling interests	(12,150)	—	—	3,415	—	—	—	—	—	3,415
Noncontrolling interests assumed related to acquisitions	42,719	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	8,194	—	—	—	—	—	—	(8,194)	—	(8,194)
Other	3,764	—	—	(2,149)	—	—	—	1	—	(2,148)
Balances as of July 31, 2022	$296,994	$545	$815	$317,365	$5,297	($5,297)	($37,927)	$2,171,333	$39,853	$2,491,984

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2020	$221,208	$542	$809	$299,930	$4,886	($4,886)	($9,149)	$1,688,045	$30,430	$2,010,607
Comprehensive income	13,808	—	—	—	—	—	5,884	218,158	4,617	228,659
Cash dividends ($.17 per share)	—	—	—	—	—	—	—	(23,002)	—	(23,002)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	8,216	—	—	—	—	—	8,216
Share-based compensation expense	—	—	—	6,354	—	—	—	—	—	6,354
Proceeds from stock option exercises	—	—	3	4,502	—	—	—	—	—	4,505
Redemptions of common stock related to stock option exercises	—	—	—	(3,687)	—	—	—	—	—	(3,687)
Distributions to noncontrolling interests	(20,122)	—	—	—	—	—	—	—	(1,731)	(1,731)
Acquisitions of noncontrolling interests	(2,336)	—	—	—	—	—	—	—	—	—
Noncontrolling interests assumed related to acquisitions	1,097	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	9,962	—	—	—	—	—	—	(9,962)	—	(9,962)
Capital contributions from noncontrolling interests	1,067	—	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	—	—	—	(109)	109	—	—	—	—
Other	—	—	—	286	—	—	—	—	(159)	127
Balances as of July 31, 2021	$224,684	$542	$812	$315,601	$4,777	($4,777)	($3,265)	$1,873,239	$33,157	$2,220,086
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Three Months Ended July 31, 2022 and 2021
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of April 30, 2022	$303,927	$545	$814	$311,053	$5,297	($5,297)	($30,554)	$2,100,178	$38,438	$2,420,474
Comprehensive income (loss)	8,377	—	—	—	—	—	(7,373)	82,540	1,814	76,981
Cash dividends ($.09 per share)	—	—	—	—	—	—	—	(12,239)	—	(12,239)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	1	1,758	—	—	—	—	—	1,759
Share-based compensation expense	—	—	—	2,960	—	—	—	—	—	2,960
Proceeds from stock option exercises	—	—	—	260	—	—	—	—	—	260
Redemptions of common stock related to stock option exercises	—	—	—	(2,134)	—	—	—	—	—	(2,134)
Distributions to noncontrolling interests	(5,791)	—	—	—	—	—	—	—	(399)	(399)
Acquisitions of noncontrolling interests	(12,150)	—	—	3,415	—	—	—	—	—	3,415
Noncontrolling interests assumed related to acquisitions	3,484	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	(853)	—	—	—	—	—	—	853	—	853
Other	—	—	—	53	—	—	—	1	—	54
Balances as of July 31, 2022	$296,994	$545	$815	$317,365	$5,297	($5,297)	($37,927)	$2,171,333	$39,853	$2,491,984

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of April 30, 2021	$223,266	$542	$811	$311,995	$4,777	($4,777)	$1,674	$1,812,798	$32,070	$2,159,890
Comprehensive income	4,747	—	—	—	—	—	(4,939)	76,889	1,874	73,824
Cash dividends ($.09 per share)	—	—	—	—	—	—	—	(12,184)	—	(12,184)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	776	—	—	—	—	—	776
Share-based compensation expense	—	—	—	2,083	—	—	—	—	—	2,083
Proceeds from stock option exercises	—	—	1	666	—	—	—	—	—	667
Redemptions of common stock related to stock option exercises	—	—	—	(63)	—	—	—	—	—	(63)
Distributions to noncontrolling interests	(7,402)	—	—	—	—	—	—	—	(628)	(628)
Acquisitions of noncontrolling interests	(2,336)	—	—	—	—	—	—	—		—
Noncontrolling interests assumed related to acquisitions	1,097	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	4,264	—	—	—	—	—	—	(4,264)	—	(4,264)
Capital contributions from noncontrolling interests	1,067	—	—	—	—	—	—	—	—	—
Other	(19)	—	—	144	—	—	—	—	(159)	(15)
Balances as of July 31, 2021	$224,684	$542	$812	$315,601	$4,777	($4,777)	($3,265)	$1,873,239	$33,157	$2,220,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Nine months ended July 31,
	2022	2021
Operating Activities:
Net income from consolidated operations	$280,450	$236,402
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	70,526	68,816
Share-based compensation expense	9,815	6,354
Employer contributions to HEICO Savings and Investment Plan	8,884	7,366
Deferred income tax provision (benefit)	7,858	(16,957)
(Decrease) increase in accrued contingent consideration, net	(4,253)	1,305
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(18,445)	3,537
Increase in contract assets	(4,022)	(1,960)
(Increase) decrease in inventories	(61,190)	7,729
Increase in prepaid expenses and other current assets	(11,701)	(12,442)
Increase in trade accounts payable	18,959	4,166
Increase in accrued expenses and other current liabilities	12,963	12,538
(Decrease) increase in income taxes payable	(2,405)	3,202
Net changes in other long-term liabilities and assets related to HEICO Leadership Compensation Plan	13,735	12,212
Other	2,736	1,835
Net cash provided by operating activities	323,910	334,103

Investing Activities:
Acquisitions, net of cash acquired	(175,298)	(29,603)
Capital expenditures	(24,357)	(30,124)
Investments related to HEICO Leadership Compensation Plan	(13,400)	(12,400)
Other	(10,296)	3,237
Net cash used in investing activities	(223,351)	(68,890)

Financing Activities:
Borrowings on revolving credit facility	162,000	—
Payments on revolving credit facility	(157,000)	(355,000)
Redemptions of common stock related to stock option exercises	(25,826)	(3,687)
Cash dividends paid	(24,466)	(23,002)
Distributions to noncontrolling interests	(16,766)	(21,853)
Acquisitions of noncontrolling interests	(8,735)	(2,336)
Revolving credit facility issuance costs	(1,010)	(1,468)
Proceeds from stock option exercises	1,870	4,505
Capital contributions from noncontrolling interests	—	534
Other	(157)	(916)
Net cash used in financing activities	(70,090)	(403,223)

Effect of exchange rate changes on cash	(5,162)	974

Net increase (decrease) in cash and cash equivalents	25,307	(137,036)
Cash and cash equivalents at beginning of year	108,298	406,852
Cash and cash equivalents at end of period	$133,605	$269,816
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2021. The October 31, 2021 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the nine months ended July 31, 2022 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The Company has two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. ("HFSC") and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.

The Company's results of operations in fiscal 2022 continue to reflect the adverse impact from the COVID-19 global pandemic (the “Pandemic”), including its impact on the Company’s supply chain. Despite the aforementioned, the Company experienced continued improvement in operating results in the first nine months and third quarter of fiscal 2022 as compared to the first nine months and third quarter of fiscal 2021 principally reflecting improved demand for its commercial aerospace products. The Flight Support Group has reported eight consecutive quarters of improvement in net sales and operating income resulting from signs of commercial air travel recovery in certain domestic travel markets, moderated by a slower recovery in international travel markets.

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

2.     ACQUISITIONS

In July 2022, the Company, through a subsidiary of HFSC, acquired 96% of the stock of Accurate Metal Machining, Inc. ("Accurate"). Accurate is a manufacturer of high-reliability components and assemblies. The remaining 4% interest continues to be owned by certain members of Accurate’s management team (see Note 3, Selected Financial Statement Information - Redeemable Noncontrolling Interests, for additional information). The total consideration includes an accrual of $13.1 million as of the acquisition date representing the estimated fair value of contingent consideration the Company may be obligated to pay should Accurate meet certain earnings objectives following the acquisition. See Note 8, Fair Value Measurements, for additional information regarding the Company’s contingent consideration obligation. The purchase price of this acquisition was paid in cash, principally using proceeds from the Company's revolving credit facility.

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

Index

defense applications. The purchase price of this acquisition was paid in cash using cash provided by operating activities.

The individual purchase price of Accurate, Pioneer and Flight Microwave is not material or significant to the Company's condensed consolidated financial statements. The allocation of the total consideration for the fiscal 2022 acquisitions to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's consolidated financial statements. The operating results of the fiscal 2022 acquisitions were included in the Company’s results of operations as of each effective acquisition date. The amount of net sales and earnings of the fiscal 2022 acquisitions included in the Condensed Consolidated Statements of Operations for the nine and three months ended July 31, 2022 is not material.

Had the fiscal 2022 acquisitions occurred as of November 1, 2020, net sales and net income from consolidated operations on a pro forma basis for the nine and three months ended July 31, 2022 would not have been materially different than the reported amounts, and net sales on a pro forma basis for the nine and three months ended July 31, 2021 would have been $1,448.0 million and $504.1 million, respectively, and net income from consolidated operations on a pro forma basis for the nine and three months ended July 31, 2021 would have been $248.5 million and $88.1 million, respectively. Had the fiscal 2022 acquisitions occurred as of November 1, 2020, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the nine and three months ended July 31, 2022 and 2021 would not have been materially different than the reported amounts. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisitions had taken place as of November 1, 2020. The unaudited pro forma financial information includes adjustments to historical amounts such as additional amortization expense related to the intangible assets acquired and increased interest expense associated with borrowings to finance the acquisitions.

On July 26, 2022, the Company, through HEICO Electronic, entered into a Put Option Agreement with IK Partners and certain other parties thereto (collectively, the “Sellers”). Pursuant to the Put Option Agreement and a Stock Purchase Agreement attached to the Put Option Agreement (the “Purchase Agreement” and, together with the Put Option Agreement, the “Acquisition Agreements”), the Company has committed to acquire Exxelia International (“Exxelia”) from an affiliate of IK Partners and the Sellers for €453 million, or approximately $463.1 million as of July 31, 2022, in cash to be paid at closing plus the assumption of approximately €14 million, or approximately $14.3 million as of July 31, 2022, of liabilities pursuant to the terms, and subject to the conditions, set forth in the Acquisition Agreements. On August 5, 2022, pursuant to the exercise of the Put Option Agreement, the Company entered into the Purchase Agreement to purchase Exxelia. Exxelia designs, manufactures and sells high-reliability (“Hi-Rel”), complex, passive electronic components and rotary joint assemblies for mostly aerospace and defense applications, in addition to other high-end applications, such as medical and energy uses, including emerging “clean energy” and electrification applications.

Index

Exxelia's management and team members are expected to continue to own a minority interest of around 5% of the business. The purchase price of this acquisition is expected to be paid in cash, principally using proceeds from the Company's revolving credit facility. The closing of the transaction, which is expected to occur in the first quarter of fiscal 2023, is subject to customary closing conditions, including, among others, obtaining a required foreign antitrust clearance and foreign investment authorizations.

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	July 31, 2022	October 31, 2021
Accounts receivable	$282,693	$255,793
Less: Allowance for doubtful accounts	(9,542)	(10,874)
Accounts receivable, net	$273,151	$244,919

Inventories

(in thousands)	July 31, 2022	October 31, 2021
Finished products	$267,839	$238,867
Work in process	58,738	44,887
Materials, parts, assemblies and supplies	219,366	194,296
Inventories, net of valuation reserves	$545,943	$478,050

Property, Plant and Equipment

(in thousands)	July 31, 2022	October 31, 2021
Land	$11,200	$11,363
Buildings and improvements	139,777	134,150
Machinery, equipment and tooling	311,102	297,297
Construction in progress	13,320	7,784
	475,399	450,594
Less: Accumulated depreciation and amortization	(272,555)	(256,956)
Property, plant and equipment, net	$202,844	$193,638

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $17.5 million as of July 31, 2022 and $13.2 million as of October 31, 2021. The total customer rebates and credits deducted within net sales for the nine months ended July 31, 2022 and 2021 was $5.9 million and $2.5 million, respectively. The total customer rebates and credits deducted within net sales for the three months ended July 31, 2022 and 2021 was $2.2 million and $.7 million, respectively.

Index

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the nine and three months ended July 31, 2022 and 2021 is as follows (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2022	2021	2022	2021
R&D expenses	$55,804	$52,179	$18,657	$17,976

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

	July 31, 2022	October 31, 2021
Redeemable at fair value	$274,854	$217,416
Redeemable based on a multiple of future earnings	22,140	35,171
Redeemable noncontrolling interests	$296,994	$252,587

As discussed in Note 2, Acquisitions, the Company, through a subsidiary of HFSC, acquired 96% of the stock of Accurate in July 2022. As part of the operating agreement, the noncontrolling interest holders have the right to cause the Company to purchase their membership interest over a four-year period beginning in fiscal 2029, or sooner under certain conditions, and the Company has the right to purchase the same membership interest over the same period.

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

During fiscal 2022, the holder of a 19.9% noncontrolling equity interest in a subsidiary of the FSG that was acquired in fiscal 2017 exercised its option to cause the Company to purchase one-half of the noncontrolling interest in fiscal 2022 and the remaining one-half in fiscal 2024. Accordingly, the Company acquired an additional 9.95% equity interest in May 2022, which increased the Company's ownership interest in the subsidiary to 90.05%.

Index

During fiscal 2022, the Company sold a 3% equity interest in a subsidiary of the FSG that was acquired in fiscal 2015, which decreased the Company's ownership interest in the subsidiary to 82%. As part of the operating agreement, the noncontrolling interest holder has the right to cause the Company to purchase one-fifth of its equity interest beginning in fiscal 2028, or sooner under certain conditions, and each remaining one-fifth equity interest following the first anniversary of the most recent put option exercise. The Company has the right to purchase the same equity interest over the same period.

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

Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss for the nine months ended July 31, 2022 are as follows (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balances as of October 31, 2021	($6,989)	($1,563)	($8,552)
Unrealized loss	(29,424)	—	(29,424)
Amortization of unrealized loss	—	49	49
Balances as of July 31, 2022	($36,413)	($1,514)	($37,927)

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill by operating segment for the nine months ended July 31, 2022 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2021	$468,288	$982,107	$1,450,395
Goodwill acquired	107,265	2,652	109,917
Foreign currency translation adjustments	(5,288)	(6,527)	(11,815)
Adjustments to goodwill	(6,911)	(109)	(7,020)
Balances as of July 31, 2022	$563,354	$978,123	$1,541,477

The goodwill acquired pertains to the fiscal 2022 acquisitions described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests

Index

assumed. Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Condensed Consolidated Statements of Comprehensive Income. The adjustments to goodwill principally reflect a measurement period adjustment of the write-up to fair value of property, plant and equipment associated with a fiscal 2021 acquisition. The Company estimates that $108 million of the goodwill acquired in fiscal 2022 will be deductible for income tax purposes.

Identifiable intangible assets consist of the following (in thousands):

	As of July 31, 2022			As of October 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$480,195	($197,070)	$283,125	$464,506	($221,098)	$243,408
Intellectual property	263,382	(106,013)	157,369	255,011	(94,313)	160,698
Licenses	6,559	(5,344)	1,215	6,559	(5,072)	1,487
Patents	1,109	(801)	308	1,110	(793)	317
Non-compete agreements	641	(641)	—	722	(722)	—
Trade names	300	(133)	167	450	(257)	193
	752,186	(310,002)	442,184	728,358	(322,255)	406,103
Non-Amortizing Assets:
Trade names	196,366	—	196,366	176,204	—	176,204
	$948,552	($310,002)	$638,550	$904,562	($322,255)	$582,307

Amortization expense related to intangible assets for the nine months ended July 31, 2022 and 2021 was $45.4 million and $45.5 million, respectively. Amortization expense related to intangible assets for the three months ended July 31, 2022 and 2021 was $15.2 million. Amortization expense related to intangible assets for the remainder of fiscal 2022 is estimated to be $15.5 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $58.3 million in fiscal 2023, $53.3 million in fiscal 2024, $48.9 million in fiscal 2025, $44.4 million in fiscal 2026, $41.5 million in fiscal 2027, and $180.3 million thereafter.

5.     LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

	July 31, 2022	October 31, 2021
Borrowings under revolving credit facility	$230,000	$225,000
Finance leases and notes payable	15,757	11,498
	245,757	236,498
Less: Current maturities of long-term debt	(1,734)	(1,515)
	$244,023	$234,983

Index

The Company's borrowings under its revolving credit facility mature in fiscal 2025 as discussed further below. As of July 31, 2022 and October 31, 2021, the weighted average interest rate on borrowings under the Company's revolving credit facility was 3.3% and 1.1%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of July 31, 2022, the Company was in compliance with all such covenants.

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

    Changes in the Company’s contract assets and liabilities for the nine months ended July 31, 2022 are as follows (in thousands):

	July 31, 2022	October 31, 2021	Change
Contract assets	$86,534	$80,073	$6,461
Contract liabilities	58,366	32,738	25,628
Net contract assets	$28,168	$47,335	($19,167)

The increase in the Company's contract liabilities during the first nine months of fiscal 2022 principally reflects the receipt of advance deposits on certain customer contracts at both the ETG and FSG.

The amount of revenue that the Company recognized during the nine and three months ended July 31, 2022 that was included in contract liabilities as of the beginning of fiscal 2022 was $22.7 million and $3.1 million, respectively.

Remaining Performance Obligations

As of July 31, 2022, the Company had $451.3 million of remaining performance obligations associated with contracts with an original duration of greater than one year pertaining to the majority of the products offered by the ETG as well as certain products of the FSG's specialty products product line. The Company will recognize net sales as these obligations are

Index

satisfied. The Company expects to recognize $123.8 million of this amount during the remainder of fiscal 2022 and $327.5 million thereafter, of which the majority is expected to occur in fiscal 2023.

Disaggregation of Revenue

    The following table summarizes the Company’s net sales by product line for each operating segment (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2022	2021	2022	2021
Flight Support Group:
Aftermarket replacement parts (1)	$512,335	$390,685	$187,453	$136,357
Repair and overhaul parts and services (2)	193,973	147,709	66,440	54,591
Specialty products (3)	202,945	128,338	76,366	46,170
Total net sales	909,253	666,732	330,259	237,118

Electronic Technologies Group:
Electronic component parts primarily for defense, space and aerospace equipment (4)	485,780	521,586	165,871	176,238
Electronic component parts for equipment in various other industries (5)	218,152	184,596	78,332	63,305
Total net sales	703,932	706,182	244,203	239,543

Intersegment sales	(14,501)	(16,654)	(4,934)	(4,954)

Total consolidated net sales	$1,598,684	$1,356,260	$569,528	$471,707

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

Index

(5)    Includes various component parts such as electromagnetic and radio frequency interference shielding, high voltage interconnection devices, high voltage advanced power electronics, harsh environment connectivity products, custom molded cable assemblies, silicone material for a variety of demanding applications and rugged small form-factor embedded computing solutions.

    The following table summarizes the Company’s net sales by industry for each operating segment (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2022	2021	2022	2021
Flight Support Group:
Aerospace	$637,282	$473,470	$219,558	$175,388
Defense and Space	231,014	162,196	94,756	51,898
Other (1)	40,957	31,066	15,945	9,832
Total net sales	909,253	666,732	330,259	237,118

Electronic Technologies Group:
Defense and Space	402,639	439,488	136,778	148,035
Other (2)	243,238	210,114	87,103	72,203
Aerospace	58,055	56,580	20,322	19,305
Total net sales	703,932	706,182	244,203	239,543

Intersegment sales	(14,501)	(16,654)	(4,934)	(4,954)

Total consolidated net sales	$1,598,684	$1,356,260	$569,528	$471,707

(1)    Principally industrial products.
(2)    Principally other electronics and medical products.

7.     INCOME TAXES

The Company's effective tax rate was 19.4% in the first nine months of fiscal 2022, as compared to 13.3% in the first nine months of fiscal 2021. The increase in the Company's effective tax rate principally reflects a 4.9% unfavorable impact from tax-exempt unrealized losses in the cash surrender values of life insurance policies related to the HEICO Leadership Compensation Plan ("the LCP") recognized in the first nine months of fiscal 2022 as compared to the tax-exempt unrealized gains recognized on such policies in the first nine months of fiscal 2021.

The Company's effective tax rate was 27.0% in the third quarter of fiscal 2022, as compared to 15.7% in the third quarter of fiscal 2021. The increase in the Company's effective tax rate principally reflects a 5.3% unfavorable impact from tax-exempt unrealized losses in the

Index

cash surrender values of life insurance policies related to the LCP recognized in the third quarter of fiscal 2022 as compared to the tax-exempt unrealized gains recognized on such policies in the third quarter of fiscal 2021. The increase also reflects a 2.6% unfavorable impact as the third quarter of fiscal 2021 benefited from a larger income tax credit due to higher qualifying R&D expenditures.

8.    FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of July 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$210,995	$—	$210,995
Money market fund	8,484	—	—	8,484
Total assets	$8,484	$210,995	$—	$219,479

Liabilities:
Contingent consideration	$—	$—	$80,632	$80,632

	As of October 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$245,580	$—	$245,580
Money market fund	4	—	—	4
Total assets	$4	$245,580	$—	$245,584

Liabilities:
Contingent consideration	$—	$—	$62,286	$62,286

The Company maintains the HEICO Corporation Leadership Compensation Plan (the "LCP"), which is a non-qualified deferred compensation plan. The assets of the LCP principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company, and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The assets of the LCP are

Index

held within an irrevocable trust and classified within other assets in the Company’s Condensed Consolidated Balance Sheets. The related liabilities of the LCP are included within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $218.2 million as of July 31, 2022 and $244.3 million as of October 31, 2021.

As part of the agreement to acquire 96% of the stock of a subsidiary by the FSG in fiscal 2022, the Company may be obligated to pay contingent consideration of up to $27.4 million in fiscal 2027 based on the earnings of the acquired entity during fiscal years 2025 and 2026 provided the entity meets certain earnings objectives during each of fiscal years 2022 to 2024. As of July 31, 2022, the estimated fair value of the contingent consideration was $13.1 million.

As part of the agreement to acquire 74% of the membership interests of a subsidiary by the FSG in fiscal 2022, the Company may be obligated to pay contingent consideration of $14.1 million in fiscal 2027 should the acquired entity meet a certain earnings objective during the five-year period following the acquisition. As of July 31, 2022, the estimated fair value of the contingent consideration was $9.7 million.

As part of the agreement to acquire 89% of the membership interests of a subsidiary by the FSG in fiscal 2021, the Company may be obligated to pay contingent consideration of $8.9 million as early as in fiscal 2024 should the acquired entity meet a certain earnings objective during the three-year period following the acquisition. Additionally, the Company may be obligated to pay contingent consideration of up to $17.8 million as early as in fiscal 2026 should the acquired entity meet a certain earnings objective during the three-year period following the second anniversary of the acquisition. As of July 31, 2022, the estimated fair value of the contingent consideration was $17.4 million.

As part of the agreement to acquire 89.99% of the equity interests of a subsidiary by the ETG in fiscal 2020, the Company may be obligated to pay contingent consideration of up to CAD $27.0 million, or $21.1 million, in fiscal 2025 should the acquired entity meet certain earnings objectives during fiscal 2023 and 2024. However, should the acquired entity achieve a certain earnings objective over any two consecutive fiscal years beginning in fiscal 2021 and ending in fiscal 2023, half of the contingent consideration obligation, or CAD $13.5 million, would be payable in the following year. As of July 31, 2022, the estimated fair value of the contingent consideration was CAD $18.5 million, or $14.4 million, of which $10.4 million was included in accrued expenses and other current liabilities in the Company's Condensed Consolidated Balance Sheet.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2020, the Company may be obligated to pay contingent consideration of up to $35.0 million in fiscal 2025 based on the earnings of the acquired entity during calendar years 2023 and 2024 provided the entity meets certain earnings objectives during each of calendar years 2021 to 2024. As of July 31, 2022, the estimated fair value of the contingent consideration was $7.4 million as compared to $13.3 million as of October 31, 2021. The decrease in the fair value of the contingent consideration is principally attributable to an increased probability that the required earnings

Index

objective for each of calendar years 2022 to 2024 is not met as forecasted sales and earnings growth is delayed reflecting the lower demand that the subsidiary is currently experiencing for its defense products. The obligation to pay any contingent consideration would be payable by a consolidated subsidiary of HEICO that is 75% owned by HEICO Electronic.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2017, the Company may be obligated to pay contingent consideration of $20.0 million in fiscal 2023 should the acquired entity meet a certain earnings objective during the first six years following the acquisition. As of July 31, 2022, the estimated fair value of the contingent consideration was $18.6 million.

The following unobservable inputs were used to derive the estimated fair value of the Company's Level 3 contingent consideration liabilities as of July 31, 2022 ($ in thousands):

		Unobservable		Weighted
Acquisition Date	Fair Value	Input	Range	Average (1)
7-18-2022	$13,145	Compound annual revenue growth rate	0% - 5%	3%
		Discount rate	7.2% - 7.2%	7.2%

3-17-2022	9,653	Compound annual revenue growth rate	(3%) - 8%	3%
		Discount rate	5.8% - 5.8%	5.8%

8-4-2021	17,394	Compound annual revenue growth rate	(1%) - 9%	7%
		Discount rate	6.9% - 7.3%	7.0%

8-18-2020	14,450	Compound annual revenue growth rate	12% - 21%	15%
		Discount rate	3.7% - 7.3%	4.7%

8-11-2020	7,386	Compound annual revenue growth rate	(2%) - 13%	6%
		Discount rate	7.0% - 7.0%	7.0%

9-15-2017	18,604	Compound annual revenue growth rate	(1%) - 5%	3%
		Discount rate	6.2% - 6.2%	6.2%

(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

Index

Changes in the Company’s contingent consideration liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the nine months ended July 31, 2022 are as follows (in thousands):

Liabilities
Balance as of October 31, 2021	$62,286
Contingent consideration related to acquisitions	22,980
Decrease in accrued contingent consideration, net	(4,253)
Foreign currency transaction adjustments	(381)
Balance as of July 31, 2022	$80,632

Included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$10,421
Other long-term liabilities	70,211
$80,632

The Company records changes in accrued contingent consideration and foreign currency transaction adjustments within selling, general and administrative expenses in its Condensed Consolidated Statement of Operations.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of July 31, 2022 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

Index

9.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

    The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Nine months ended July 31,		Three months ended July 31,
	2022	2021	2022	2021
Numerator:
Net income attributable to HEICO	$254,471	$218,158	$82,540	$76,889

Denominator:
Weighted average common shares outstanding - basic	135,835	135,291	135,978	135,370
Effect of dilutive stock options	2,055	2,546	1,859	2,587
Weighted average common shares outstanding - diluted	137,890	137,837	137,837	137,957

Net income per share attributable to HEICO shareholders:
Basic	$1.87	$1.61	$.61	$.57
Diluted	$1.85	$1.58	$.60	$.56

Anti-dilutive stock options excluded	748	13	767	—

Index

10.    OPERATING SEGMENTS

Information on the Company’s two operating segments, the FSG and the ETG, for the nine and three months ended July 31, 2022 and 2021, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	Segment
	FSG	ETG
Nine months ended July 31, 2022:
Net sales	$909,253	$703,932	($14,501)	$1,598,684
Depreciation	11,493	10,153	743	22,389
Amortization	17,543	29,750	844	48,137
Operating income	189,329	189,605	(28,588)	350,346
Capital expenditures	12,084	11,874	399	24,357

Nine months ended July 31, 2021:
Net sales	$666,732	$706,182	($16,654)	$1,356,260
Depreciation	10,159	9,457	728	20,344
Amortization	15,036	32,588	848	48,472
Operating income	103,357	200,419	(25,905)	277,871
Capital expenditures	5,885	23,749	490	30,124

Three months ended July 31, 2022:
Net sales	$330,259	$244,203	($4,934)	$569,528
Depreciation	4,082	3,361	250	7,693
Amortization	6,281	9,571	274	16,126
Operating income	70,756	68,029	(10,038)	128,747
Capital expenditures	3,971	3,879	296	8,146

Three months ended July 31, 2021:
Net sales	$237,118	$239,543	($4,954)	$471,707
Depreciation	3,330	3,238	242	6,810
Amortization	4,929	10,871	287	16,087
Operating income	42,059	68,997	(10,218)	100,838
Capital expenditures	1,792	5,921	473	8,186

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Index

Total assets by operating segment are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of July 31, 2022	$1,595,356	$1,938,593	$253,402	$3,787,351
Total assets as of October 31, 2021	1,274,462	1,952,413	271,532	3,498,407

11.     COMMITMENTS AND CONTINGENCIES

Guarantees

As of July 31, 2022, the Company has arranged for standby letters of credit aggregating $21.3 million, which are supported by its revolving credit facility and principally pertain to performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries as well as payment guarantees related to potential workers' compensation claims and a facility lease.

Product Warranty

Changes in the Company’s product warranty liability for the nine months ended July 31, 2022 and 2021, respectively, are as follows (in thousands):

	Nine months ended July 31,
	2022	2021
Balances as of beginning of fiscal year	$3,379	$3,015
Accruals for warranties	1,352	1,486
Acquired warranty liabilities	—	33
Warranty claims settled	(1,719)	(1,209)
Balances as of July 31	$3,012	$3,325

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

12.     SUBSEQUENT EVENTS

In August 2022, the Company, through a subsidiary of HEICO Electronic, acquired 100% of the stock of Charter Engineering, Inc. ("Charter"). Charter designs and manufactures a complete line of RF and Microwave coaxial switches for the aerospace, defense, commercial, Automated Test Equipment ("ATE"), and instrumentation markets. The purchase price of this acquisition was paid in cash using cash provided by operating activities and is not material or significant to the Company's condensed consolidated financial statements.

In August 2022, the Company acquired 100% of the stock of Sensor Systems, Inc. ("Sensor"). Sensor designs and manufactures airborne antennas for commercial and military applications. The purchase price of this acquisition was paid for with a proportional combination of cash using proceeds from the Company's revolving credit facility and 576,338 shares of HEICO Class A Common Stock. The purchase price is not material or significant to the Company's condensed consolidated financial statements.

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2021. There have been no material changes to our critical accounting policies during the nine months ended July 31, 2022.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Our results of operations in fiscal 2022 continue to reflect the adverse impact from the COVID-19 global pandemic (the “Pandemic”), including its impact on our supply chain. Despite the aforementioned, we experienced continued improvement in operating results in the first nine months and third quarter of fiscal 2022 as compared to the first nine months and third quarter of fiscal 2021 principally reflecting improved demand for our commercial aerospace products. The Flight Support Group has reported eight consecutive quarters of improvement in net sales and operating income resulting from signs of commercial air travel recovery in certain domestic travel markets, moderated by a slower recovery in international travel markets.

Additionally, our results of operations for the nine and three months ended July 31, 2022 have been affected by the fiscal 2021 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2021 and the fiscal 2022 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to the Condensed Consolidated Financial Statements of this quarterly report.

Index

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2022	2021	2022	2021
Net sales	$1,598,684	$1,356,260	$569,528	$471,707
Cost of sales	976,308	833,336	348,591	286,990
Selling, general and administrative expenses	272,030	245,053	92,190	83,879
Total operating costs and expenses	1,248,338	1,078,389	440,781	370,869
Operating income	$350,346	$277,871	$128,747	$100,838

Net sales by segment:
Flight Support Group	$909,253	$666,732	$330,259	$237,118
Electronic Technologies Group	703,932	706,182	244,203	239,543
Intersegment sales	(14,501)	(16,654)	(4,934)	(4,954)
	$1,598,684	$1,356,260	$569,528	$471,707

Operating income by segment:
Flight Support Group	$189,329	$103,357	$70,756	$42,059
Electronic Technologies Group	189,605	200,419	68,029	68,997
Other, primarily corporate	(28,588)	(25,905)	(10,038)	(10,218)
	$350,346	$277,871	$128,747	$100,838

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	38.9%	38.6%	38.8%	39.2%
Selling, general and administrative expenses	17.0%	18.1%	16.2%	17.8%
Operating income	21.9%	20.5%	22.6%	21.4%
Interest expense	.2%	.5%	.2%	.4%
Other income	—%	.1%	—%	—%
Income tax expense	4.2%	2.7%	6.0%	3.3%
Net income attributable to noncontrolling interests	1.6%	1.3%	1.9%	1.4%
Net income attributable to HEICO	15.9%	16.1%	14.5%	16.3%

Index

Comparison of First Nine Months of Fiscal 2022 to First Nine Months of Fiscal 2021

Net Sales

Our consolidated net sales in the first nine months of fiscal 2022 increased by 18% to a record $1,598.7 million, up from net sales of $1,356.3 million in the first nine months of fiscal 2021. The increase in consolidated net sales principally reflects an increase of $242.5 million (a 36% increase) to $909.3 million in net sales within the FSG, partially offset by a slight decrease of $2.3 million to $703.9 million in net sales within the ETG. The net sales increase in the FSG reflects strong organic growth of 26% as well as net sales of $71.3 million contributed by our fiscal 2021 and 2022 acquisitions. The FSG's organic growth reflects increased demand for the majority of our commercial aerospace products and services resulting from continued recovery in global commercial air travel as compared to the prior year. As such, organic net sales increased by $94.9 million, $41.2 million and $35.2 million within our aftermarket replacement parts, repair and overhaul parts and services, and specialty products product lines, respectively. The net sales decrease in the ETG principally reflects a 2% decrease in organic net sales, partially offset by $13.9 million contributed by our fiscal 2021 and 2022 acquisitions. The ETG's organic net sales decline is mainly attributable to decreased demand for our defense products resulting in a net sales decrease of $56.0 million, partially offset by increased demand for our other electronics, medical, space, telecommunications and aerospace products resulting in net sales increases of $14.4 million, $13.9 million, $7.6 million, $3.5 million and $2.5 million respectively. Although sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the first nine months of fiscal 2022, recent cost inflation and potential supply chain disruptions may lead to higher sales prices during the remainder of fiscal 2022.

Gross Profit and Operating Expenses

Our consolidated gross profit margin increased to 38.9% in the first nine months of fiscal 2022, up from 38.6% in the first nine months of fiscal 2021, principally reflecting a 3.0% improvement in the FSG's gross profit margin, partially offset by a .6% decrease in the ETG's gross profit margin. The increase in the FSG's gross profit margin principally reflects the previously mentioned higher net sales across all product lines. The reduction in the ETG's gross profit margin principally reflects the decrease in net sales of defense products. Total new product research and development expenses included within our consolidated cost of sales were $55.8 million in the first nine months of fiscal 2022, up from $52.2 million in the first nine months of fiscal 2021.

Our consolidated selling, general and administrative ("SG&A") expenses were $272.0 million in the first nine months of fiscal 2022, as compared to $245.1 million in the first nine months of fiscal 2021. The increase in consolidated SG&A expenses principally reflects costs incurred to support the previously mentioned net sales growth resulting in increases of $10.4 million and $5.4 million in selling expenses and general and administrative expenses, respectively. Additionally, the increase in consolidated SG&A expenses reflects $11.2 million attributable to our fiscal 2021 and 2022 acquisitions.

Index

Our consolidated SG&A expenses as a percentage of net sales decreased to 17.0% in the first nine months of fiscal 2022, down from 18.1% in the first nine months of fiscal 2021. The decrease in consolidated SG&A expenses as a percentage of net sales principally reflects a .4% impact from lower intangible asset amortization expense and a .4% favorable impact from changes in the estimated fair value of accrued contingent consideration, as well as efficiencies realized from the higher net sales.

Operating Income

Our consolidated operating income increased by 26% to a record $350.3 million in the first nine months of fiscal 2022, up from $277.9 million in the first nine months of fiscal 2021. The increase in consolidated operating income principally reflects an $86.0 million increase (an 83% increase) to a record $189.3 million in operating income of the FSG, partially offset by a $10.8 million decrease (a 5% decrease) to $189.6 million in operating income of the ETG. The increase in operating income of the FSG principally reflects the previously mentioned net sales growth, improved gross profit margin and efficiencies realized from the higher net sales volume. The decrease in operating income of the ETG principally reflects a lower level of efficiencies resulting from the net sales decrease and the previously mentioned lower gross profit margin, partially offset by a favorable impact from changes in the estimated fair value of accrued contingent consideration. Further, the increase in consolidated operating income was partially offset by $4.5 million of higher corporate expenses mainly attributable to an increase in performance-based compensation expense and the suspension of corporate salary reductions as of the end of the first quarter of fiscal 2021.

Our consolidated operating income as a percentage of net sales increased to 21.9% in the first nine months of fiscal 2022, up from 20.5% in the first nine months of fiscal 2021. The increase principally reflects an increase in the FSG’s operating income as a percentage of net sales to 20.8% in the first nine months of fiscal 2022, up from 15.5% in the first nine months of fiscal 2021, partially offset by a decrease in the ETG's operating income as a percentage of net sales to 26.9% in the first nine months of fiscal 2022, as compared to 28.4% in the first nine months of fiscal 2021. The increase in the FSG’s operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margin, as well as a 2.4% impact from a decrease in SG&A expenses as a percentage of net sales mainly reflecting the previously mentioned efficiencies. The decrease in the ETG's operating income as a percentage of net sales principally reflects a .9% impact from an increase in SG&A expenses as a percentage of net sales mainly from the previously mentioned lower level of efficiencies, partially offset by the changes in the estimated fair value of accrued contingent consideration; and, from the previously mentioned lower gross profit margin.

Interest Expense

Interest expense decreased to $3.2 million in the first nine months of fiscal 2022, down from $6.2 million in the first nine months of fiscal 2021. The decrease was principally due to a lower weighted average balance of borrowings outstanding under our revolving credit facility.

Index

Other Income

Other income in the first nine months of fiscal 2022 and 2021 was not material.

Income Tax Expense

Our effective tax rate was 19.4% in the first nine months of fiscal 2022, as compared to 13.3% in the first nine months of fiscal 2021. The increase in our effective tax rate principally reflects a 4.9% unfavorable impact from tax-exempt unrealized losses in the cash surrender values of life insurance policies related to the HEICO Leadership Compensation Plan ("the LCP") recognized in the first nine months of fiscal 2022 as compared to the tax-exempt unrealized gains recognized on such policies in the first nine months of fiscal 2021.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $26.0 million in the first nine months of fiscal 2022, as compared to $18.2 million in the first nine months of fiscal 2021. The increase in net income attributable to noncontrolling interests principally reflects improved operating results of certain subsidiaries of the FSG in which noncontrolling interests are held, inclusive of fiscal 2021 and 2022 acquisitions.

Net Income Attributable to HEICO

Net income attributable to HEICO increased by 17% to a record $254.5 million, or $1.85 per diluted share, in the first nine months of fiscal 2022, up from $218.2 million, or $1.58 per diluted share, in the first nine months of fiscal 2021 principally reflecting the previously mentioned higher consolidated operating income, partially offset by the increase in the effective tax rate.

Index

Comparison of Third Quarter of Fiscal 2022 to Third Quarter of Fiscal 2021

Net Sales

Our consolidated net sales in the third quarter of fiscal 2022 increased by 21% to a record $569.5 million, up from net sales of $471.7 million in the third quarter of fiscal 2021. The increase in consolidated net sales principally reflects an increase of $93.1 million (a 39% increase) to a record $330.3 million in net sales within the FSG and an increase of $4.7 million (a 2% increase) to $244.2 million in net sales within the ETG. The net sales increase in the FSG reflects strong organic growth of 25% as well as net sales of $35.0 million contributed by our fiscal 2022 and 2021 acquisitions. The FSG's organic growth reflects increased demand for the majority of our commercial aerospace products and services resulting from continued recovery in global commercial air travel as compared to the prior year. As such, organic net sales increased by $32.1 million, $15.3 million and $10.7 million within our aftermarket replacement parts, specialty products, and repair and overhaul parts and services product lines, respectively. The net sales increase in the ETG principally reflects $3.4 million contributed by our fiscal 2021 and 2022 acquisitions and organic growth of 1%. The ETG's organic growth is mainly attributable to increased demand for our other electronics, space, and medical products resulting in net sales increases of $9.5 million, $5.5 million and $4.6 million, respectively, partially offset by decreased demand for our defense products resulting in a net sales decrease of $19.3 million. Although sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the third quarter of fiscal 2022, recent cost inflation and potential supply chain disruptions may lead to higher sales prices during the remainder of fiscal 2022.

Gross Profit and Operating Expenses

Our consolidated gross profit margin was 38.8% in the third quarter of fiscal 2022, as compared to 39.2% in the third quarter of fiscal 2021, principally reflecting a .5% decrease in the ETG's gross profit margin, partially offset by a 1.4% improvement in the FSG's gross profit margin. The reduction in the ETG's gross profit margin principally reflects the decrease in net sales of defense products. The increase in the FSG's gross profit margin principally reflects the previously mentioned higher net sales across all product lines. Total new product research and development expenses included within our consolidated cost of sales were $18.7 million in the third quarter of fiscal 2022, up from $18.0 million in the third quarter of fiscal 2021.

Our consolidated SG&A expenses were $92.2 million in the third quarter of fiscal 2022, as compared to $83.9 million in the third quarter of fiscal 2021. The increase in consolidated SG&A expenses principally reflects $4.9 million attributable to our fiscal 2021 and 2022 acquisitions and an increase of $4.3 million in selling expenses to support the previously mentioned net sales growth, partially offset by a $.9 million decrease in general and administrative expenses.

Our consolidated SG&A expenses as a percentage of net sales decreased to 16.2% in the third quarter of fiscal 2022, down from 17.8% in the third quarter of fiscal 2021. The decrease in consolidated SG&A expenses as a percentage of net sales principally reflects efficiencies

Index

realized from the higher net sales, as well as a .6% favorable impact from changes in the estimated fair value of accrued contingent consideration and a .4% impact from lower intangible asset amortization expense.

Operating Income

Our consolidated operating income increased by 28% to a record $128.7 million in the third quarter of fiscal 2022, up from $100.8 million in the third quarter of fiscal 2021. The increase in consolidated operating income principally reflects a $28.7 million increase (a 68% increase) to a record $70.8 million in operating income of the FSG, partially offset by a $1.0 million decrease (a 1% decrease) to $68.0 million in operating income of the ETG. The increase in operating income of the FSG principally reflects the previously mentioned net sales growth, improved gross profit margin, and efficiencies realized from the higher net sales volume. The decrease in operating income of the ETG principally reflects the previously mentioned lower gross profit margin.

Our consolidated operating income as a percentage of net sales increased to 22.6% in the third quarter of fiscal 2022, up from 21.4% in the third quarter of fiscal 2021. The increase principally reflects an increase in the FSG’s operating income as a percentage of net sales to 21.4% in the third quarter of fiscal 2022, up from 17.7% in the third quarter of fiscal 2021, partially offset by a decrease in the ETG's operating income as a percentage of net sales to 27.9% in the third quarter of fiscal 2022, as compared to 28.8% in the third quarter of fiscal 2021. The increase in the FSG’s operating income as a percentage of net sales principally reflects a 2.3% impact from a decrease in SG&A expenses as a percentage of net sales mainly reflecting the previously mentioned efficiencies, as well as the improved gross profit margin. The decrease in the ETG's operating income as a percentage of net sales principally reflects the previously mentioned lower gross profit margin and a .4% impact from an increase in SG&A expenses as a percentage of net sales inclusive of an increase in performance-based compensation expense and the previously mentioned changes in the estimated fair value of accrued contingent consideration.

Interest Expense

Interest expense decreased to $1.4 million in the third quarter of fiscal 2022, down from $1.7 million in the third quarter of fiscal 2021. The decrease was principally due to a lower weighted average balance of borrowings outstanding under our revolving credit facility, partially offset by a higher weighted average interest rate.

Other Income

Other income in the third quarter of fiscal 2022 and 2021 was not material.

Index

Income Tax Expense

Our effective tax rate was 27.0% in the third quarter of fiscal 2022, as compared to 15.7% in the third quarter of fiscal 2021. The increase in our effective tax rate principally reflects a 5.3% unfavorable impact from tax-exempt unrealized losses in the cash surrender values of life insurance policies related to the LCP recognized in the third quarter of fiscal 2022 as compared to the tax-exempt unrealized gains recognized on such policies in the third quarter of fiscal 2021. The increase also reflects a 2.6% unfavorable impact as the third quarter of fiscal 2021 benefited from a larger income tax credit due to higher qualifying R&D expenditures.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $10.5 million in the third quarter of fiscal 2022, as compared to $6.8 million in the third quarter of fiscal 2021. The increase in net income attributable to noncontrolling interests principally reflects improved operating results of certain subsidiaries of the ETG and FSG in which noncontrolling interests are held, inclusive of fiscal 2021 and 2022 acquisitions.

Net Income Attributable to HEICO

Net income attributable to HEICO increased by 7% to $82.5 million, or $.60 per diluted share, in the third quarter of fiscal 2022, up from $76.9 million, or $.56 per diluted share, in the third quarter of fiscal 2021 principally reflecting the previously mentioned higher consolidated operating income, partially offset by the increase in the effective tax rate.

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

Index

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. We now anticipate fiscal 2022 capital expenditures to be approximately $35 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility. The revolving credit facility contains both financial and non-financial covenants. As of July 31, 2022, we were in compliance with all such covenants and our total debt to shareholders’ equity ratio was 9.9%.

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

Operating Activities

Net cash provided by operating activities was $323.9 million in the first nine months of fiscal 2022 and consisted primarily of net income from consolidated operations of $280.5 million, depreciation and amortization expense of $70.5 million (a non-cash item), net changes in other long-term liabilities and assets related to the LCP of $13.7 million (principally participant deferrals and employer contributions), $9.8 million in share-based compensation expense (a non-cash item), and $8.9 million in employer contributions to the HEICO Savings and Investment Plan (a non-cash item), partially offset by a $65.8 million increase in net working capital. The increase in net working capital principally reflects a $61.2 million increase in inventories reflecting strategic buys within our distribution businesses and to support an increase in consolidated backlog.

Net cash provided by operating activities decreased by $10.2 million in the first nine months of fiscal 2022 from $334.1 million in the first nine months of fiscal 2021. The decrease is principally attributable to an $82.6 million increase in net working capital, partially offset by a $44.0 million increase in net income from consolidated operations, a $24.8 million decrease in deferred income tax benefits and a $3.5 million increase in share-based compensation expense. The increase in net working capital primarily resulted from the previously mentioned increase in inventories.

Index

Investing Activities

Net cash used in investing activities totaled $223.4 million in the first nine months of fiscal 2022 and related primarily to acquisitions of $175.3 million, capital expenditures of $24.4 million, investments related to the LCP of $13.4 million, and $10.3 million of other investing activities. Further details regarding our fiscal 2022 acquisitions may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash used in financing activities in the first nine months of fiscal 2022 totaled $70.1 million. During the first nine months of fiscal 2022, we made $157.0 million in payments on our revolving credit facility, redeemed common stock related to stock option exercises aggregating $25.8 million, paid $24.5 million in cash dividends on our common stock, made $16.8 million of distributions to noncontrolling interests and paid $8.7 million to acquire certain noncontrolling interests, which were partially offset by $162.0 million of borrowings under our revolving credit facility.

Other Obligations and Commitments

Except for the pending acquisition discussed below, there have not been any material changes to our other obligations and commitments that were included in our Annual Report on Form 10-K for the year ended October 31, 2021.

As discussed in Note 2, Acquisitions, on August 5, 2022, we entered into a purchase agreement to acquire approximately 95% of the stock of Exxelia International for €453 million plus the assumption of approximately €14 million of liabilities. The closing of the transaction, which is expected to occur in the first quarter of fiscal 2023, is subject to customary closing conditions, including, among others, obtaining a required foreign antitrust clearance and foreign investment authorizations. Changes in the exchange rate between the Euro and the U.S. dollar will either favorably or unfavorably affect the purchase price as translated into U.S. dollars upon closing. A hypothetical 10% weakening or strengthening in the exchange rate of the Euro to the U.S. dollar as of July 31, 2022 would decrease or increase the purchase price as translated into U.S. dollars by $46.3 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

Index

PART II. OTHER INFORMATION
Item 6.    EXHIBITS

Exhibit	Description

10.1
Put Option Agreement, dated July 26, 2022, by and among HEICO Electronic Technologies Corp., EGEE International 2 SA, Faraday Management 1, Faraday Management 2 and Mr. Paul Maisonner, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 29, 2022. ***

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

HEICO CORPORATION

Date:	August 31, 2022	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)