Form 10-K
period 2022-10-31
HEICO CORP
filed 2022-12-21
CIK 46619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2022 or

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $15,871,879,000 based on the closing price of HEICO Common Stock and Class A Common Stock as of April 30, 2022 as reported by the New York Stock Exchange.
The number of shares outstanding of each of the registrant’s classes of common stock as of December 20, 2022 is as follows:

Common Stock, $.01 par value	54,518,561	shares
Class A Common Stock, $.01 par value	82,125,739	shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Index
HEICO CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2022

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

    Our business is comprised of two operating segments:

    The Flight Support Group. Our Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their collective subsidiaries, accounted for 57%, 50% and 52% of our net sales in fiscal 2022, 2021 and 2020, respectively. The FSG uses proprietary technology to design and manufacture jet engine and aircraft component replacement parts for sale at lower prices than those manufactured by OEMs. These parts are approved by the FAA and are the functional equivalent of parts sold by OEMs. In addition, the FSG repairs, overhauls and distributes jet engine and aircraft components, avionics and instruments for domestic and foreign commercial air carriers and aircraft repair companies as well as military and business aircraft operators. The FSG also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the United States ("U.S.") government. Additionally, the FSG is a leading supplier, distributor, and integrator of military aircraft parts and support services primarily to the U.S. Department of Defense, defense prime contractors, and foreign military organizations allied with the U.S. Further, the FSG is a leading manufacturer of advanced niche components and complex composite assemblies for commercial aviation, defense and space applications. The FSG also engineers, designs and manufactures thermal insulation blankets and parts as well as removable/reusable insulation systems for aerospace, defense, commercial and industrial applications; manufactures expanded foil mesh for lightning strike protection in fixed and rotary wing aircraft; distributes aviation electrical interconnect products and electromechanical parts; overhauls industrial pumps, motors, and other hydraulic units with a focus on the support of legacy systems for the U.S. Navy; and performs tight-tolerance machining, brazing, fabricating and welding services for aerospace, defense and other industrial applications.

Index
    The Electronic Technologies Group. Our Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, accounted for 43%, 50% and 48% of our net sales in fiscal 2022, 2021 and 2020, respectively. The ETG derived approximately 56%, 63% and 66% of its net sales in fiscal 2022, 2021 and 2020, respectively, from the sale of products and services to U.S. and foreign military agencies, prime defense contractors and both commercial and defense satellite and spacecraft manufacturers. The ETG collectively designs, manufactures and sells various types of electronic, data and microwave, and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, power conversion products, underwater locator beacons, emergency locator transmission beacons, flight deck annunciators, panels, and indicators, electromagnetic and radio frequency interference shielding and filters, high power capacitor charging power supplies, amplifiers, traveling wave tube amplifiers, photodetectors, amplifier modules, microwave power modules, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies, high voltage power supplies, high voltage interconnection devices and wire, high voltage energy generators, high frequency power delivery systems; memory products, including three-dimensional microelectronic and stacked memory, static random-access memory (SRAM), and electronically erasable programmable read-only memory (EEPROM); harsh environment electronic connectors and other interconnect products, radio frequency ("RF") and microwave amplifiers, transmitters, and receivers and integrated assemblies, sub-assemblies and components; RF sources, detectors and controllers, wireless cabin control systems, solid state power distribution and management systems, crashworthy and ballistically self-sealing auxiliary fuel systems, nuclear radiation detectors, communications and electronic intercept receivers and tuners, fuel level sensing systems, high-speed interface products that link devices, high performance active antenna systems and airborne antennas for commercial and military aircraft, precision guided munitions, other defense applications and commercial uses; silicone material for a variety of demanding applications; precision power analog monolithic, hybrid and open frame components; high-reliability ceramic-to-metal feedthroughs and connectors, technical surveillance countermeasures (TSCM) equipment to detect devices used for espionage and information theft; rugged small-form factor embedded computing solutions; custom high power filters and filter assemblies; test sockets and adapters for both engineering and production use of semiconductor devices; and radiation assurance services and products.
    HEICO has continuously operated in the aerospace industry for over 65 years. Since assuming control in 1990, our current management has achieved significant sales and profit growth through a broadened line of product offerings, an expanded customer base, increased research and development expenditures and the completion of a number of acquisitions. As a result of internal growth and acquisitions, our net sales from continuing operations have grown from $26.2 million in fiscal 1990 to $2,208.3 million in fiscal 2022, representing a compound annual growth rate of approximately 15%. During the same period, we improved our net income from $2.0 million to $351.7 million, representing a compound annual growth rate of approximately 18%.

Our results of operations in fiscal 2022 continued to reflect the adverse impact from the COVID-19 global pandemic (the “Pandemic”), including its impact on our supply chain. The

Index
effects of the Pandemic and related actions by governments around the world to mitigate its spread have impacted our employees, customers, suppliers and manufacturers. See Item 7, Management's Discussion and Analysis, for additional details on the effects of the Pandemic on the Company.

Disciplined Acquisition Strategy

    Acquisitions have been an important element of our growth strategy over the past thirty-one years, supplementing our organic growth. Since 1990, we have completed approximately 95 acquisitions complementing the niche segments of the aviation, defense, space, medical, telecommunications and electronics industries in which we operate. We typically target acquisition opportunities that allow us to broaden our product offerings, services and technologies while expanding our customer base and geographic presence. Even though we have historically pursued an active acquisition policy, our disciplined acquisition strategy involves limiting acquisition candidates to businesses that we believe will continue to grow, offer strong cash flow and earnings potential, and are available at fair prices. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for further information regarding our recent acquisitions.

Flight Support Group

    The Flight Support Group serves a broad spectrum of the aviation industry, including (i) commercial airlines and air cargo carriers; (ii) repair and overhaul facilities; (iii) OEMs; and (iv) U.S. and foreign governments.

    The FSG competes with the leading industry OEMs and, to a lesser extent, with a number of smaller, independent parts distributors. Historically, the three principal jet engine OEMs, General Electric (including CFM International), Pratt & Whitney and Rolls Royce, have been the sole source of substantially all jet engine replacement parts for their jet engines. Other OEMs have been the sole source of replacement parts for their aircraft component parts. While we believe that we are the largest independent supplier of non-OEM jet engine and aircraft component replacement parts, we have in recent years been adding new products to our line at a rate of approximately 300 to 500 Parts Manufacturer Approvals (“PMA” or “PMAs”) per year. We have developed for our customers approximately 12,200 parts for which PMAs have been received from the FAA.

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

Index
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

Index
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

    Distribution. The FSG distributes FAA-approved parts including hydraulic, pneumatic, structural, interconnect, mechanical and electro-mechanical components for the commercial, regional and general aviation markets. The FSG also is a leading supplier, distributor, and integrator of military aircraft parts and support services primarily to the U.S. Department of Defense, defense prime contractors, and foreign military organizations allied with the U.S. Further, we believe the FSG is a leading provider of products and services necessary to maintain up-to-date F-16 fighter aircraft operational capabilities.

    Manufacture of Specialty Aircraft/Defense Related Parts and Subcontracting for OEMs. The FSG engineers, designs and manufactures thermal insulation blankets and parts as well as renewable/reusable insulation systems primarily for aerospace, defense, commercial and industrial applications. The FSG also manufactures specialty components and assemblies for sale as a subcontractor for aerospace and industrial original equipment manufacturers and the U.S. government. Additionally, the FSG manufactures advanced niche components and complex composite assemblies for commercial aviation, defense and space applications, manufactures expanded foil mesh, which is integrated into composite aerospace structures for lightning strike protection in fixed and rotary wing aircraft and performs tight-tolerance machining, brazing, fabricating and welding for aerospace, defense and other industrial applications.

    As part of our growth strategy, we have continued to increase our research and development activities. Research and development expenditures by the FSG, which were approximately $.3 million in fiscal 1991, increased to approximately $22.2 million in fiscal 2022, $18.3 million in fiscal 2021 and $19.1 million in fiscal 2020. We believe that our FSG's research and development capabilities are a significant component of our historical success and an integral part of our growth strategy. In recent years, the FAA granted us PMAs for approximately 300 to 500 new parts and we develop numerous new proprietary repairs per year; however, no assurance can be given that the FAA will continue to grant PMAs or DER-approved

Index
repairs or that we will achieve acceptable levels of net sales and gross profits on such parts or repairs in the future.

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

Index
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

    Our microwave products are used in both commercial and military satellites, spacecraft and in electronic warfare systems. These products, which include isolators, bias tees, circulators, latching ferrite switches and waveguide adapters, are used in satellites and spacecraft to control or direct energy according to operator needs. As satellites are frequently used as sensors for stand-off warfare, we believe this product line further supports our goal of increasing our activity in the stand-off market. Additionally, our microwave products include custom high power filters and filter assemblies, converters, receivers, transmitters, amplifiers, frequency sources and related sub-systems that address the majority of major satellite frequencies. We believe we are a leading supplier of the niche products which we design and manufacture for this market, a market that includes commercial satellites. Our customers for these products include satellite and spacecraft manufacturers.

    Electromagnetic Interference (EMI) and Radio-Frequency Interference (RFI) Shielding and Suppression Filters. The ETG designs and manufactures shielding used to prevent electromagnetic energy and radio frequencies from interfering with other devices, such as computers, telecommunication devices, avionics, weapons systems and other electronic

Index
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

    High Voltage Interconnection Devices. The ETG designs and manufactures high and very high voltage interconnection devices, cable assemblies and wire for the medical equipment, defense and other industrial markets. Among others, our products are utilized in aircraft missile defense, fighter pilot helmet displays, avionics systems, medical applications, wireless communications, and industrial applications including high voltage test equipment and underwater monitoring systems.

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

Index
Memory Products and Specialty Semiconductors. The ETG designs, manufactures and markets three-dimensional microelectronic and stacked memory products including memories, Point of Load (“POL”) voltage converters and peripherals, industrial memories, and complex System-in-Package (“SiP”) solutions. The products’ patented designs provide high reliability memory and circuitry in a unique and stacked form which saves space and weight. These products are principally integrated into larger subsystems equipping satellites and spacecraft and are also utilized in medical equipment. Additionally, the ETG designs and manufactures specialty semiconductors and offers a well-developed line of processors as well as static random-access memory (SRAM) and electronically erasable programmable read-only memory (EEPROM) products utilized on a diverse array of military, space and medical platforms.

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

    High Performance Active Antenna Systems and Airborne Antennas. The ETG designs and produces high performance active antenna systems and airborne antennas for commercial and military aircraft, precision guided munitions, and other defense applications and commercial uses.

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

High Performance Test Sockets and Adapters. The ETG designs and manufactures higher performance test sockets and adapters for both engineering and production use of semiconductor devices.

Radiation Engineering. The ETG offers radiation assurance services and products used in testing and simulating radiation effects on electronic components and materials.

    As part of our growth strategy, we have continued to invest in our research and development activities. Research and development expenditures by the ETG were $53.9 million in fiscal 2022, $50.6 million in fiscal 2021 and $46.5 million in fiscal 2020. We believe that our ETG's research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.

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

We sell our products to a broad customer base consisting of domestic and foreign commercial and cargo airlines, repair and overhaul facilities, other aftermarket suppliers of aircraft engine and airframe materials, OEMs, domestic and foreign military units, electronic manufacturing services companies, manufacturers for the defense industry as well as medical, telecommunications, scientific, and industrial companies. No one customer accounted for sales of 10% or more of total consolidated sales from continuing operations during any of the last three fiscal years. Net sales to our five largest customers accounted for approximately 21%, 22% and 24% of total net sales in fiscal 2022, 2021 and 2020, respectively.

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

Index
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

Raw Materials

    We purchase a variety of raw materials, primarily consisting of high temperature alloy sheet metal and castings, forgings, pre-plated metals and electrical components from various vendors. The materials used by our operations are generally available from a number of sources and in sufficient quantities to meet current requirements subject to normal lead times. However, supply chain disruptions and recent cost inflation impacted our material prices during fiscal 2022. Additionally, continued inflationary pressures and lingering supply chain disruptions stemming from the Pandemic may lead to higher material costs in fiscal 2023. Further, we are subject to rules promulgated by the Securities Exchange Commission pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding the use of certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries. These rules may impose additional costs and may introduce new risks related to our ability to verify the origin of any conflict minerals used in our products.

Backlog

Our total backlog increased by 42% to $1,383 million as of October 31, 2022, up from $977 million as of October 31, 2021. The majority of our backlog of orders as of October 31, 2022 is expected to be filled during fiscal 2023. The FSG's backlog of unshipped orders was $674 million as of October 31, 2022, up from $397 million as of October 31, 2021. The increase in the FSG’s backlog reflects increases across all of the FSG's product lines, but mainly within its specialty products product line resulting from increased orders at one of our businesses that manufactures advanced niche components and complex composite assemblies for commercial aviation, defense and space applications. Additionally, approximately $56 million of the increase in the FSG’s backlog reflects the backlogs of businesses acquired during fiscal 2022. The FSG's backlog excludes forecasted shipments for certain contracts pursuant to which customers provide only estimated annual usage and not firm purchase orders. Our backlogs within many of the FSG's subsidiaries are typically short-lead in nature with many product orders being received within the month of shipment. The ETG’s backlog of unshipped orders was $709 million as of October 31, 2022, up from $580 million as of October 31, 2021. The increase in the ETG’s backlog principally reflects an increase of $39 million from the backlogs of businesses acquired during fiscal 2022, increased orders at one of our businesses that produces high-power devices used in both defense and commercial applications, one of our businesses that manufactures electrical back-up power supplies and battery packs for commercial aircraft

Index
applications and one of our businesses that manufactures high performance, high reliability microwave modules, units, and integrated sub-systems for commercial and military satellites.

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

As of October 31, 2022, we had approximately 6,500 full-time and part-time employees including approximately 3,400 in the Flight Support Group and approximately 3,100 in the Electronic Technologies Group. None of our employees are represented by a U.S. domestic union. Our management believes that we have good relations with our employees.

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

Index
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

Index
Information About Our Executive Officers

    Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board. The following table sets forth the names, ages of, and positions and offices held by our executive officers as of December 20, 2022:

Name	Age	Position(s)	Director Since
Laurans A. Mendelson	84	Chairman of the Board; Chief Executive Officer; and Director	1989
Eric A. Mendelson	57	Co-President and Director; President and Chief Executive Officer of the HEICO Flight Support Group	1992
Victor H. Mendelson	55	Co-President and Director; President and Chief Executive Officer of the HEICO Electronic Technologies Group	1996
Thomas S. Irwin	76	Senior Executive Vice President	—
Carlos L. Macau, Jr.	55	Executive Vice President - Chief Financial Officer and Treasurer	—
Steven M. Walker	58	Chief Accounting Officer and Assistant Treasurer	—

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

    Eric A. Mendelson has been associated with the Company since 1990, serving in various capacities. Mr. Mendelson has served as our Co-President since October 2009 and served as our Executive Vice President from 2001 through September 2009. Mr. Mendelson has also served as President and Chief Executive Officer of the HEICO Flight Support Group since its formation in 1993, as well as President of various Flight Support Group subsidiaries. Mr. Mendelson is a co-founder, and, since 1987, has been Managing Director of Mendelson International Corporation, a private investment company, which is a shareholder of HEICO. He is a member of the Board of Governors, an Ex-officio Member of the Executive Committee, and Chair of the Civil Aviation Leadership Council of the Aerospace Industries Association (“AIA”) in Washington, D.C., of which HEICO is a member. In addition, Mr. Mendelson is a member of the Advisory Board of Trustees of Mount Sinai Medical Center in Miami Beach, Florida, and a member of the Board of Trustees and a Past Chairman of Ransom Everglades School in Coconut Grove, Florida, as well as a member of the Board of Visitors of Columbia College in New York City. Eric Mendelson is the son of Laurans Mendelson and the brother of Victor Mendelson.

Index
Victor H. Mendelson has been associated with the Company since 1990, serving in various capacities. Mr. Mendelson has served as our Co-President since October 2009 and served as our Executive Vice President from 2001 through September 2009. Mr. Mendelson has also served as President and Chief Executive Officer of the HEICO Electronic Technologies Group since founding it in September 1996. He served as the Company's General Counsel from 1993 to 2008 and the Company's Vice President from 1996 to 2001. In addition, Mr. Mendelson was the Chief Operating Officer of the Company’s former MediTek Health Corporation subsidiary from 1995 until its profitable sale in 1996. Mr. Mendelson is a co-founder, and, since 1987, has been President of Mendelson International Corporation, a private investment company, which is a shareholder of HEICO. Mr. Mendelson is a Trustee of Columbia University in the City of New York, a Trustee of St. Thomas University in Miami Gardens, Florida, a Director of Boys & Girls Clubs of Miami-Dade and is a Director and Past President of the Board of Directors of the Florida Grand Opera. Victor Mendelson is the son of Laurans Mendelson and the brother of Eric Mendelson.

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
•Consummation of acquisitions on satisfactory terms; and
•Obtaining applicable domestic and/or foreign governmental approvals such as antitrust and foreign investment related authorizations.

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

Index
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

    We market our products and services to approximately 125 countries, with approximately 35% of our consolidated net sales in fiscal 2022 derived from sales to foreign customers. We expect that sales to foreign customers will continue to account for a significant portion of our revenues in the foreseeable future. As a result, we are subject to risks of doing business internationally, including the following:

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

As a result of our acquisitions, goodwill and intangible assets represent a significant portion of our total assets. As of October 31, 2022 and 2021, goodwill and intangible assets, net of amortization, accounted for 59% and 58% of our total assets, respectively. We test our goodwill and intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We may not realize the full value of our goodwill and intangible assets, and to the extent that impairment has occurred, we would be required to recognize the impaired portion of such assets in our earnings. An impairment of a significant portion of such assets could have a material adverse effect on our business, financial condition and results of operations.

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

    As of December 20, 2022, collectively our executive officers and entities controlled by them, the HEICO Savings and Investment Plan (our 401(k) Plan) and members of the Board of Directors beneficially owned approximately 19% of our outstanding Common Stock and approximately 3% of our outstanding Class A Common Stock. Accordingly, they will be able to substantially influence the election of the Board of Directors and control our business, policies and affairs, including our position with respect to proposed business combinations and attempted takeovers.

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

Index
are retired or grounded for prolonged periods of time and there are fewer aircraft that require these parts or services, our revenues may decline as well as the value of any related inventory.

Reductions in defense, space or homeland security spending by U.S. and/or foreign customers could reduce our revenues.

    In fiscal 2022, approximately 56% of the net sales of our Electronic Technologies Group were derived from the sale of defense, commercial and defense satellite and spacecraft components, and homeland security products. A decline in defense, space or homeland security budgets or additional restrictions imposed by the U.S. government on sales of products or services to foreign military agencies could lower sales of our products and services.

We are subject to risks arising from the COVID-19 global pandemic (the "Pandemic").

Our results of operations may continue to reflect the adverse impact from the Pandemic, including its impact on our supply chain and inflationary pressures. A pandemic or other public health epidemic, poses the risk that we or our employees, customers, suppliers, manufacturers and other commercial partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns requested or mandated by governmental authorities.

The extent to which the Pandemic may have a material adverse effect on our future business, financial condition and results of operations will depend on many factors that are not within HEICO’s control, including but not limited to the Pandemic's path and effect, including factors like new variants and vaccination rates, potential supply chain disruptions and inflation, which can impact our key markets.

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

    We file income tax returns in the U.S. federal jurisdiction, multiple state jurisdictions and certain jurisdictions outside the U.S. In fiscal 2022, our effective tax rate was 20.4%. Our future effective tax rate may be adversely affected by a number of factors, including the following:

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

Item 1B.    UNRESOLVED STAFF COMMENTS

    None.

Index
Item 2.    PROPERTIES

    We own or lease a number of facilities, which are utilized by our Flight Support Group (“FSG”), Electronic Technologies Group (“ETG”), and corporate offices. As of October 31, 2022, all of the facilities listed below were in good operating condition, well maintained and in regular use. We believe that our existing facilities are sufficient to meet our operational needs for the foreseeable future. Summary information on the facilities utilized within the FSG, ETG and our corporate offices to support their principal operating activities is as follows:

	Square Footage
Location	Leased	Owned	Description
Flight Support Group
United States facilities (14 states)	1,068,000	218,000	Manufacturing, engineering and distribution facilities, and corporate headquarters
United States facilities (7 states)	260,000	127,000	Repair and overhaul facilities
International facilities (10 countries) - China, France, Germany, India, Laos, Netherlands, Singapore, Thailand, United Arab Emirates and United Kingdom	105,000	173,000	Manufacturing, engineering and distribution facilities, and sales offices

Electronic Technologies Group
United States facilities (18 states)	818,000	502,000	Manufacturing and engineering facilities
International facilities (4 countries) - Canada, France, South Korea and United Kingdom	81,000	86,000	Manufacturing and engineering facilities

Corporate
United States facilities (1 state)	—	10,000 (1)	Administrative offices

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

    As of December 20, 2022, there were 275 holders of record of our Common Stock and 280 holders of record of our Class A Common Stock.

Performance Graphs

    The following graph and table compare the total return on $100 invested in HEICO Common Stock and HEICO Class A Common Stock with the total return on $100 invested in the NYSE Composite Index and the Dow Jones U.S. Aerospace Index for the five-year period from October 31, 2017 through October 31, 2022. The NYSE Composite Index measures the

Index
performance of all common stocks listed on the NYSE. The Dow Jones U.S. Aerospace Index is comprised of large companies which make aircraft, major weapons, radar and other defense equipment and systems as well as providers of satellites and spacecraft used for defense purposes. The total returns include the reinvestment of cash dividends.

Comparison of Five-Year Cumulative Total Return
$320
$280
$240
$200
$160
$120
$80
$40
Dollars
2017
2018
2019
2020
2021
2022
HEICO Common Stock
HEICO Class A Common Stock
NYSE Composite Index
Dow Jones U.S. Aerospace Index

	Cumulative Total Return as of October 31,
	2017	2018	2019	2020	2021	2022
HEICO Common Stock	$100.00	$144.69	$213.18	$181.84	$241.59	$282.24
HEICO Class A Common Stock	100.00	137.14	196.34	193.05	259.87	263.63
NYSE Composite Index	100.00	98.92	106.73	100.72	137.89	119.50
Dow Jones U.S. Aerospace Index	100.00	120.16	132.69	79.54	121.14	112.10

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

Index

Comparison of Thirty-Two Year Cumulative Total Return
$70,000
$60,000
$50,000
$40,000
$30,000
$20,000
$10,000
$0
Dollars
'90 '91 '92 '93 '94 '95 '96 '97 '98 '99 '00 '01 '02 '03 '04 '05 '06 '07 '08 '09 '10 '11 '12 '13 '14 '15 '16 '17 '18 '19 '20 '21 '22
HEICO Common Stock
NYSE Composite Index
Dow Jones U.S. Aerospace Index

	Cumulative Total Return as of October 31,
	1990	1991	1992	1993	1994
HEICO Common Stock	$100.00	$141.49	$158.35	$173.88	$123.41
NYSE Composite Index	100.00	130.31	138.76	156.09	155.68
Dow Jones U.S. Aerospace Index	100.00	130.67	122.00	158.36	176.11

	1995	1996	1997	1998	1999
HEICO Common Stock	$263.25	$430.02	$1,008.31	$1,448.99	$1,051.61
NYSE Composite Index	186.32	225.37	289.55	326.98	376.40
Dow Jones U.S. Aerospace Index	252.00	341.65	376.36	378.66	295.99

	2000	2001	2002	2003	2004
HEICO Common Stock	$809.50	$1,045.86	$670.39	$1,067.42	$1,366.57
NYSE Composite Index	400.81	328.78	284.59	339.15	380.91
Dow Jones U.S. Aerospace Index	418.32	333.32	343.88	393.19	478.49

	2005	2006	2007	2008	2009
HEICO Common Stock	$1,674.40	$2,846.48	$4,208.54	$2,872.01	$2,984.13
NYSE Composite Index	423.05	499.42	586.87	344.96	383.57
Dow Jones U.S. Aerospace Index	579.77	757.97	1,000.84	602.66	678.00

	2010	2011	2012	2013	2014
HEICO Common Stock	$4,722.20	$6,557.88	$5,900.20	$10,457.14	$11,416.51
NYSE Composite Index	427.61	430.46	467.91	569.69	617.23
Dow Jones U.S. Aerospace Index	926.75	995.11	1,070.15	1,645.24	1,687.41

Index

	Cumulative Total Return as of October 31,
	2015	2016	2017	2018	2019
HEICO Common Stock	$10,776.88	$14,652.37	$23,994.03	$33,876.95	$49,277.28
NYSE Composite Index	595.37	596.57	702.38	694.81	749.66
Dow Jones U.S. Aerospace Index	1,766.94	1,878.10	2,807.42	3,373.52	3,725.15

	2020	2021	2022
HEICO Common Stock	$44,877.75	$60,000.11	$65,650.39
NYSE Composite Index	707.40	968.47	839.31
Dow Jones U.S. Aerospace Index	2,233.00	3,400.98	3,147.04

Issuer Purchases of Equity Securities

    There were no issuer purchases of our equity securities during the fourth quarter of fiscal 2022.

Recent Sales of Unregistered Securities

    On August 10, 2022, we acquired 100% of the stock of Sensor Systems, Inc. ("Sensor"). The purchase price of this acquisition was paid for with a proportional combination of cash using proceeds from the Company's revolving credit facility and 576,338 shares of HEICO Class A Common Stock. The HEICO Class A Common Stock issued in connection with the acquisition of Sensor was not registered under the Securities Act of 1933, in accordance with Section 4(a)(2) and Rule 506(b) of Regulation D thereunder, as a transaction by an issuer not involving any public offering. The shares of Class A Common Stock issued in connection with this acquisition were registered for resale pursuant to a Registration Statement on Form S-3 declared effective on August 31, 2022. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for additional information.

Dividend Policy

    We have historically paid semi-annual cash dividends on both our Class A Common Stock and Common Stock. During fiscal 2022, we paid an aggregate cash dividend of $.18 per share, which represents a 6% increase over the aggregate cash dividend of $.17 per share paid during fiscal 2021. In December 2022, our Board of Directors declared our 89th consecutive semi-annual cash dividend of $.10 per share payable in January 2023. This cash dividend represents an 11% increase over the prior semi-annual per share mount of $.09.

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

    The FSG consists of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”), which is 80% owned, and HEICO Flight Support Corp., which is wholly owned, and their collective subsidiaries, which primarily:

•Designs, Manufactures, Repairs, Overhauls and Distributes Jet Engine and Aircraft Component Replacement Parts. The FSG designs and manufactures jet engine and aircraft component replacement parts, which are approved by the Federal Aviation Administration (“FAA”). In addition, the FSG repairs, overhauls and distributes jet engine and aircraft components, avionics and instruments for domestic and foreign commercial air carriers and aircraft repair companies as well as military and business aircraft operators. The FSG also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the United States ("U.S.") government. Additionally, the FSG is a leading supplier, distributor, and integrator of military aircraft parts and support services primarily to the U.S. Department of Defense, defense prime contractors, and foreign military organizations allied with the U.S. Further, the FSG is a leading manufacturer of advanced niche components and complex composite assemblies for commercial aviation, defense and space applications. The FSG also engineers, designs and manufactures thermal insulation blankets and parts as well as removable/reusable insulation systems for aerospace, defense, commercial and industrial applications; manufactures expanded foil mesh for lightning strike protection in fixed and rotary wing aircraft; distributes aviation electrical interconnect products and electromechanical parts; overhauls industrial pumps, motors, and other hydraulic units with a focus on the support of legacy systems for the U.S. Navy; and performs tight-tolerance machining, brazing, fabricating and welding services for aerospace, defense and other industrial applications.

    The ETG consists of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries, which primarily:

•Designs and Manufactures Electronic, Microwave and Electro-Optical Equipment, High-Speed Interface Products, High Voltage Interconnection Devices, EMI and RFI Shielding and Filters, High Voltage Advanced Power Electronics, Power Conversion Products, Underwater Locator Beacons, Memory Products, Self-Sealing Auxiliary Fuel Systems, Active Antenna Systems, Airborne Antennas, and TSCM Equipment. The ETG collectively designs, manufactures and sells various types of electronic, data and microwave, and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, power conversion products, underwater locator beacons, emergency locator transmission beacons, flight deck

Index
annunciators, panels and indicators, electromagnetic and radio frequency interference shielding and filters, high power capacitor charging power supplies, amplifiers, traveling wave tube amplifiers, photodetectors, amplifier modules, microwave power modules, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies, high voltage power supplies, high voltage interconnection devices and wire, high voltage energy generators, high frequency power delivery systems; memory products, including three-dimensional microelectronic and stacked memory, static random-access memory (SRAM) and electronically erasable programmable read-only memory (EEPROM); harsh environment electronic connectors and other interconnect products, RF and microwave amplifiers, transmitters, and receivers and integrated assemblies, sub-assemblies and components; RF sources, detectors and controllers, wireless cabin control systems, solid state power distribution and management systems, crashworthy and ballistically self-sealing auxiliary fuel systems, nuclear radiation detectors, communications and electronic intercept receivers and tuners, fuel level sensing systems, high-speed interface products that link devices, high performance active antenna systems and airborne antennas for commercial and military aircraft, precision guided munitions, other defense applications and commercial uses; silicone material for a variety of demanding applications; precision power analog monolithic, hybrid and open frame components; high-reliability ceramic-to-metal feedthroughs and connectors, technical surveillance countermeasures (TSCM) equipment to detect devices used for espionage and information theft; rugged small-form factor embedded computing solutions; custom high power filters and filter assemblies; test sockets and adapters for both engineering and production use of semiconductor devices, and radiation assurance services and products.

Our results of operations in fiscal 2022 continued to reflect the adverse impact from the COVID-19 global pandemic (the “Pandemic”), including its impact on our supply chain. Despite the aforementioned, we experienced continued improvement in operating results in fiscal 2022 as compared to fiscal 2021 principally reflecting improved demand for our commercial aerospace products. The Flight Support Group has reported nine consecutive quarters of improvement in net sales and operating income resulting from signs of commercial air travel recovery in certain domestic travel markets, moderated by a slower recovery in international travel markets.

Additionally, our results of operations in fiscal 2022 have been affected by recent acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.

Presentation of Results of Operations and Liquidity and Capital Resources

    The following discussion and analysis of our Results of Operations and Liquidity and Capital Resources includes a comparison of fiscal 2022 to fiscal 2021. A similar discussion and analysis that compares fiscal 2021 to fiscal 2020 may be found in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Form 10-K for the fiscal year ended October 31, 2021.

Index
Results of Operations

    The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Consolidated Statements of Operations (in thousands):

	Year ended October 31,
	2022	2021
Net sales	$2,208,322	$1,865,682
Cost of sales	1,345,563	1,138,259
Selling, general and administrative expenses	365,915	334,523
Total operating costs and expenses	1,711,478	1,472,782
Operating income	$496,844	$392,900

Net sales by segment:
Flight Support Group	$1,255,212	$927,089
Electronic Technologies Group	972,475	959,170
Intersegment sales	(19,365)	(20,577)
	$2,208,322	$1,865,682

Operating income by segment:
Flight Support Group	$267,167	$151,930
Electronic Technologies Group	269,473	277,306
Other, primarily corporate	(39,796)	(36,336)
	$496,844	$392,900

Net sales	100.0%	100.0%
Gross profit	39.1%	39.0%
Selling, general and administrative expenses	16.6%	17.9%
Operating income	22.5%	21.1%
Interest expense	.3%	.4%
Other income	—%	.1%
Income tax expense	4.5%	3.1%
Net income attributable to noncontrolling interests	1.8%	1.4%
Net income attributable to HEICO	15.9%	16.3%

Index
Comparison of Fiscal 2022 to Fiscal 2021

Net Sales

    Our consolidated net sales in fiscal 2022 increased by 18% to a record $2,208.3 million, up from net sales of $1,865.7 million in fiscal 2021. The increase in consolidated net sales principally reflects an increase of $328.1 million (a 35% increase) to a record $1,255.2 million within the FSG and an increase of $13.3 million (a 1% increase) to a record $972.5 million within the ETG. The net sales increase in the FSG reflects strong organic growth of 25% as well as net sales of $100.0 million contributed by our fiscal 2022 and 2021 acquisitions. The FSG's organic growth reflects increased demand for the majority of our commercial aerospace products and services resulting from continued recovery in global commercial air travel as compared to the prior year. As such, organic net sales increased by $118.5 million, $58.0 million and $51.7 million within our aftermarket replacement parts, specialty products, and repair and overhaul parts and services product lines, respectively. The net sales increase in the ETG principally reflects $31.0 million contributed by our fiscal 2022 and 2021 acquisitions, partially offset by a 2% decrease in organic net sales. The ETG's organic net sales decline is mainly attributable to decreased demand for our defense products resulting in a net sales decrease of $70.3 million, partially offset by increased demand for our other electronics, medical and aerospace products resulting in net sales increases of $29.5 million, $17.8 million and $4.3 million, respectively. Although sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in fiscal 2022, recent cost inflation and potential supply chain disruptions may lead to higher sales prices during fiscal 2023.

Our net sales in fiscal 2022 and 2021 by market consisted of approximately 43% and 39% from the commercial aviation industry, respectively, 39% and 44% from the defense and space industries, respectively, and 18% and 17% from other industrial markets including electronics, medical and telecommunications, respectively.

Gross Profit and Operating Expenses

Our consolidated gross profit margin improved to 39.1% in fiscal 2022, up from 39.0% in fiscal 2021 principally reflecting a 2.6% improvement in the FSG's gross profit margin, partially offset by a 1.0% decrease in the ETG's gross profit margin. The increase in the FSG's gross profit margin principally reflects the previously mentioned higher net sales within our specialty products and aftermarket replacement parts product lines. The reduction in the ETG's gross profit margin principally reflects the decrease in net sales of defense products, partially offset by a more favorable product mix in net sales of space products as well as the increases in net sales of medical, other electronics and aerospace products. Total new product research and development expenses included within our consolidated cost of sales were $76.1 million in fiscal 2022, up from $68.9 million in fiscal 2021.

Our consolidated selling, general and administrative ("SG&A") expenses were $365.9 million in fiscal 2022, as compared to $334.5 million in fiscal 2021. The increase in consolidated SG&A expenses principally reflects $17.0 million attributable to our fiscal 2021

Index
and 2022 acquisitions, increases of $11.8 million and $4.0 million in other selling and other general and administrative expenses, respectively, mainly incurred to support the previously mentioned net sales growth and a $6.1 million increase in performance-based compensation expense, partially offset by a $7.6 million impact from changes in the estimated fair value of accrued contingent consideration.

Our consolidated SG&A expenses as a percentage of net sales decreased to 16.6% in fiscal 2022, down from 17.9% in fiscal 2021. The decrease in consolidated SG&A expenses as a percentage of net sales principally reflects efficiencies realized from the higher net sales, a .4% favorable impact from changes in the estimated fair value of accrued contingent consideration, as well as a .3% impact from lower intangible asset amortization expense.

Operating Income

Our consolidated operating income increased by 26% to a record $496.8 million in fiscal 2022, up from $392.9 million in fiscal 2021. The increase in consolidated operating income principally reflects a $115.2 million increase (a 76% increase) to a record $267.2 million in operating income of the FSG, partially offset by a $7.8 million decrease (a 3% decrease) to $269.5 million in operating income of the ETG. The increase in operating income of the FSG principally reflects the previously mentioned net sales growth, improved gross profit margin and efficiencies realized from the higher net sales volume. The decrease in operating income of the ETG principally reflects the previously mentioned lower gross profit margin and a lower level of efficiencies resulting from the organic net sales decrease, partially offset by a favorable impact from changes in the estimated fair value of accrued contingent consideration. Further, the increase in consolidated operating income was partially offset by $5.6 million of higher corporate expenses mainly attributable to an increase in performance-based compensation expense and the suspension of corporate salary reductions as of the end of the first quarter of fiscal 2021.

Our consolidated operating income as a percentage of net sales increased to 22.5% in fiscal 2022, up from 21.1% in fiscal 2021. The increase principally reflects an increase in the FSG’s operating income as a percentage of net sales to 21.3% in fiscal 2022, up from 16.4% in fiscal 2021, partially offset by a decrease in the ETG's operating income as a percentage of net sales to 27.7% in fiscal 2022, as compared to 28.9% in fiscal 2021. The increase in the FSG’s operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margin, as well as a 2.3% impact from a decrease in SG&A expenses as a percentage of net sales mainly reflecting the previously mentioned efficiencies. The decrease in the ETG's operating income as a percentage of net sales principally reflects the previously mentioned lower gross profit margin and a 1.0% impact from an increase in SG&A expenses as a percentage of net sales mainly from the previously mentioned lower level of efficiencies, partially offset by a .8% favorable impact from changes in the estimated fair value of accrued contingent consideration.

Index
Interest Expense

    Interest expense decreased to $6.4 million in fiscal 2022, down from $7.3 million in fiscal 2021. The decrease was principally due to a lower weighted average balance of borrowings outstanding under our revolving credit facility, partially offset by a higher weighted average interest rate.

Other Income

    Other income in fiscal 2022 and 2021 was not material.

Income Tax Expense

    Our effective tax rate was 20.4% in fiscal 2022, as compared to 14.8% in fiscal 2021. The increase in our effective tax rate principally reflects a 5.7% unfavorable impact from tax-exempt unrealized losses in the cash surrender values of life insurance policies related to the HEICO Leadership Compensation Plan (the "LCP") recognized in fiscal 2022 as compared to the tax-exempt unrealized gains recognized on such policies in fiscal 2021.

Net Income Attributable to Noncontrolling Interests
    Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $38.9 million in fiscal 2022, as compared to $25.5 million in fiscal 2021. The increase in net income attributable to noncontrolling interests principally reflects improved operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held, inclusive of fiscal 2021 and 2022 acquisitions.

Net Income Attributable to HEICO

Net income attributable to HEICO increased by 16% to a record $351.7 million, or $2.55 per diluted share, in fiscal 2022, up from $304.2 million, or $2.21 per diluted share, in fiscal 2021 principally reflecting the previously mentioned higher consolidated operating income, partially offset by the increase in the effective tax rate.

Outlook

As we look ahead to fiscal 2023, we anticipate net sales growth in both the FSG and ETG, principally driven by demand for the majority of our products. Additionally, continued inflationary pressures and lingering supply chain disruptions stemming from the Pandemic may lead to higher material and labor costs. During fiscal 2023, we plan to continue our commitments to developing new products and services, further market penetration, and an aggressive acquisition strategy while maintaining our financial strength and flexibility.

Index
Inflation

    We have generally experienced increases in our costs of labor, materials and services consistent with overall rates of inflation. The impact of such increases on net income attributable to HEICO has been generally minimized by efforts to lower costs through manufacturing efficiencies and cost reductions as well as selective price increases, as was done in fiscal 2022. However, continued cost inflation and supply chain disruptions during fiscal 2023 may require additional sales price increases in order to mitigate their impact on net income attributable to HEICO.

Liquidity and Capital Resources

    The following table summarizes our capitalization (in thousands):

	As of October 31,
	2022	2021
Cash and cash equivalents	$139,504	$108,298
Total debt (including current portion)	290,274	236,498
Shareholders’ equity	2,648,306	2,296,939
Total capitalization (debt plus equity)	2,938,580	2,533,437
Total debt to total capitalization	10%	9%

    Our principal uses of cash include acquisitions, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. Capital expenditures in fiscal 2023 are anticipated to approximate $40 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility.

    As of December 20, 2022, we had approximately $1,202 million of unused committed availability under the terms of our revolving credit facility. Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund our cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $467.9 million in fiscal 2022 and consisted primarily of net income from consolidated operations of $390.6 million, depreciation and amortization expense of $96.3 million (a non-cash item), net changes in other long-term liabilities and assets related to the LCP of $15.4 million (principally participant deferrals and employer contributions), $12.6 million in share-based compensation expense (a non-cash item), and $12.2 million in employer contributions to the HEICO Savings and Investment Plan (a non-cash item), partially offset by a $61.4 million increase in net working capital. The increase in net working capital principally reflects an $89.2 million increase in inventories to support the increase in our consolidated backlog, partially offset by a $34.1 million increase in accrued

Index
expenses and other current liabilities mainly reflecting an increase in contingent consideration and contract liabilities.

Net cash provided by operating activities increased by $23.8 million in fiscal 2022, up from $444.1 million in fiscal 2021. The increase is principally attributable to a $60.9 million increase in net income from consolidated operations and a $24.5 million decrease in deferred income tax benefits, partially offset by a $62.9 million increase in net working capital principally reflecting the previously mentioned increase in inventories. The decrease in deferred income tax benefits reflects the impact of tax deferred unrealized losses in LCP participant account balances in fiscal 2022 as compared to tax deferred unrealized gains recognized on such account balances in fiscal 2021.

Net cash provided by operating activities was $444.1 million in fiscal 2021 and consisted primarily of net income from consolidated operations of $329.8 million, depreciation and amortization expense of $93.0 million (a non-cash item), net changes in other long-term liabilities and assets related to the LCP of $12.8 million (principally participant deferrals and employer contributions), $10.1 million in employer contributions to the HEICO Savings and Investment Plan (a non-cash item), and $9.1 million in share-based compensation expense (a non-cash item), partially offset by a $15.6 million deferred income tax benefit.

Investing Activities

Net cash used in investing activities totaled $395.8 million in fiscal 2022 and related primarily to acquisitions of $347.3 million, capital expenditures of $32.0 million, and investments related to the LCP of $15.3 million. Further details regarding our acquisitions may be found in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.

Net cash used in investing activities totaled $183.5 million in fiscal 2021 and related primarily to acquisitions of $136.5 million (net of cash acquired), capital expenditures of $36.2 million, and investments related to the LCP of $14.0 million.

Financing Activities

Net cash used in financing activities in fiscal 2022 totaled $33.8 million. During fiscal 2022, we made $212.0 million in payments on our revolving credit facility, redeemed common stock related to stock option exercises aggregating $25.9 million, made $25.1 million of distributions to noncontrolling interests, paid $24.5 million in cash dividends on our common stock and paid $8.7 million to acquire certain noncontrolling interests, which were partially offset by $262.0 million of borrowings under our revolving credit facility.

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

Index
issuance costs of $1.5 million, which were partially offset by $5.3 million in proceeds from stock option exercises.

In November 2017, we entered into a $1.3 billion Revolving Credit Facility Agreement ("Credit Facility") with a bank syndicate. The Credit Facility may be used to finance acquisitions and for working capital and other general corporate purposes, including capital expenditures. In December 2020, we entered into an amendment to increase the capacity by $200 million to $1.5 billion. The Credit Facility includes a feature that will allow us to increase the capacity by $350 million to become a $1.85 billion facility through increased commitments from existing lenders or the addition of new lenders. In April 2022, we entered into an amendment to extend the maturity date of our Credit Facility by one year to November 2024 and to replace the Eurocurrency Rate with Adjusted Term SOFR as an election in which borrowings under the Credit Facility accrue interest, as such capitalized terms are defined in the Credit Facility.

Borrowings under the Credit Facility accrue interest at our election of the Base Rate or Adjusted Term SOFR, plus in each case, the Applicable Rate (based on the Company’s Total Leverage Ratio). The Base Rate for any day is a fluctuating rate per annum equal to the highest of (i) the Prime Rate; (ii) the Federal Funds Rate plus .50%; and (iii) Adjusted Term SOFR for an Interest Period of one month plus 100 basis points. Adjusted Term SOFR is the rate per annum equal to Term SOFR plus a Term SOFR Adjustment of .10%; provided that Adjusted Term SOFR as so determined shall never be less than 0%, as such capitalized terms are defined in the Credit Facility. The Applicable Rate for SOFR Loans ranges from 1.00% to 2.00%. The Applicable Rate for Base Rate Loans ranges from 0% to 1.00%. A fee is charged on the amount of the unused commitment ranging from .125% to .30% (depending on the Company’s Total Leverage Ratio). The Credit Facility also includes $100 million sublimits for borrowings made in foreign currencies and for swingline borrowings, and a $50 million sublimit for letters of credit. Outstanding principal, accrued and unpaid interest and other amounts payable under the Credit Facility may be accelerated upon an event of default, as such events are described in the Credit Facility. The Credit Facility is unsecured and contains covenants that require, among other things, the maintenance of a Total Leverage Ratio and an Interest Coverage Ratio, as such capitalized terms are defined in the Credit Facility. We were in compliance with all financial and nonfinancial covenants of the Credit Facility as of October 31, 2022.

Other Obligations and Commitments

The holders of equity interests in certain of the Company’s subsidiaries have rights (“Put Rights”) that require the Company to provide cash consideration for their equity interests (the “Redemption Amount”) at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period. As of October 31, 2022, management’s estimate of the aggregate Redemption Amount of all Put Rights that we could be required to pay is approximately $327.6 million, which is included within redeemable noncontrolling interests in our Consolidated Balance Sheet. The estimated aggregate Redemption Amount of the Put Rights that are currently puttable, previously put, or becoming puttable during fiscal 2023 is approximately $103.2 million, of which approximately

Index
$56.3 million would be payable in fiscal 2023 should all of the eligible associated noncontrolling interest holders elect to exercise their Put Rights during fiscal 2023. See Note 13, Redeemable Noncontrolling Interests, of the Notes to Consolidated Financial Statements for further information.

As discussed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements, on August 5, 2022, we entered into a purchase agreement to acquire approximately 95% of the stock of Exxelia International for €453 million plus the assumption of approximately €14 million of liabilities. The closing of the transaction, which is expected to occur in the first quarter of fiscal 2023, is subject to customary closing conditions, including, among others, obtaining a required foreign antitrust clearance and foreign investment authorizations. Changes in the exchange rate between the Euro and the U.S. dollar will either favorably or unfavorably affect the purchase price as translated into U.S. dollars upon closing. A hypothetical 10% weakening or strengthening in the exchange rate of the Euro to the U.S. dollar as of October 31, 2022 would decrease or increase the purchase price as translated into U.S. dollars by $44.9 million.

See Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements for information regarding our long-term debt obligations.

See Note 8, Fair Value Measurements, of the Notes to Consolidated Financial Statements for information pertaining to contingent consideration obligations. As of October 31, 2022, the estimated fair value of contingent consideration payable in fiscal 2023 was $28.8 million.

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

Index
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

Index
Changes in estimates that result in adjustments to net sales and cost of sales are recognized as necessary in the period they become known on a cumulative catch-up basis. Changes in estimates did not have a material effect on net income from consolidated operations in fiscal 2022, 2021 and 2020.

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

    As part of the agreement to acquire certain subsidiaries, we may be obligated to pay contingent consideration should the acquired entity meet certain earnings objectives subsequent to the date of acquisition. As of the acquisition date, contingent consideration is recorded at fair value as determined through the use of a probability-based scenario analysis approach. Under this method, a set of discrete potential future subsidiary earnings is determined using internal estimates based on various revenue growth rate assumptions for each scenario. A probability of likelihood is then assigned to each discrete potential future earnings estimate and the resultant contingent consideration is calculated and discounted using a weighted average discount rate reflecting the credit risk of HEICO. Subsequent to the acquisition date, the fair value of such contingent consideration is measured each reporting period and any changes are recorded to SG&A expenses within our Consolidated Statements of Operations. Changes in either the revenue growth rates, related earnings or the discount rate could result in a material change to the

Index
amount of contingent consideration accrued. As of October 31, 2022 and 2021, $82.8 million and $62.3 million of contingent consideration was accrued within our Consolidated Balance Sheets, respectively. During fiscal 2022, 2021 and 2020, such fair value measurement adjustments resulted in net (decreases) increases to SG&A expenses of ($7.6) million, $1.2 million and $.5 million, respectively. For further information regarding our contingent consideration arrangements, see Note 8, Fair Value Measurements, of the Notes to Consolidated Financial Statements.

Valuation of Goodwill and Other Intangible Assets

    We test goodwill for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. In evaluating the recoverability of goodwill, we compare the fair value of each of our reporting units to its carrying value to determine potential impairment and an impairment loss is recognized in the amount by which the carrying value of a reporting unit’s goodwill exceeds its fair value. The fair values of our reporting units were determined using a weighted average of a market approach and an income approach. Under the market approach, fair values are estimated using published market multiples for comparable companies. We calculate fair values under the income approach by taking estimated future cash flows that are based on internal projections and other assumptions deemed reasonable by management and discounting them using an estimated weighted average cost of capital. Based on the annual goodwill impairment test as of October 31, 2022, 2021 and 2020, we determined there was no impairment of our goodwill. The fair value of each of our reporting units as of October 31, 2022 significantly exceeded its carrying value.

    We test each non-amortizing intangible asset (principally trade names) for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. To derive the fair value of our trade names, we utilize an income approach, which relies upon management's assumptions of royalty rates, projected revenues and discount rates. We also test each amortizing intangible asset for impairment if events or circumstances indicate that the asset might be impaired. The test consists of determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. The determination of fair value requires us to make a number of estimates, assumptions and judgments of underlying factors such as projected revenues and related earnings as well as discount rates. Based on the intangible asset impairment tests conducted, we did not recognize any impairment losses in fiscal 2022, 2021 and 2020.

New Accounting Pronouncement

    See Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncement, of the Notes to Consolidated Financial Statements for additional information.

Index
Forward-Looking Statements

    Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature may be forward-looking and the words “anticipate,” “believe,” “expect,” “estimate” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to risks, uncertainties and contingencies. We have based these forward-looking statements on our current expectations and projections about future events. All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed in or implied by those forward-looking statements. Factors that could cause such differences include:

•The severity, magnitude and duration of the Pandemic, including supply chain disruptions and inflationary pressures;

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

•Our ability to make acquisitions, including obtaining any applicable domestic and/or foreign governmental approvals, and achieve operating synergies from acquired businesses; customer credit risk; interest, foreign currency exchange and income tax

Index
rates; economic conditions, including the effects of inflation, within and outside of the aviation, defense, space, medical, telecommunications and electronics industries, which could negatively impact our costs and revenues; and

•Defense spending or budget cuts, which could reduce our defense-related revenue.
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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

    We have exposure to interest rate risk, mainly related to our revolving credit facility, which has variable interest rates. Interest rate risk associated with our variable rate debt is the potential increase in interest expense from an increase in interest rates. Based on our aggregate outstanding variable rate debt balance of $275.0 million as of October 31, 2022, a hypothetical 10% increase in interest rates would not have a material effect on our results of operations, financial position or cash flows. We also maintain a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase.
Due to the short duration of these financial instruments, a hypothetical 10% increase in interest rates as of October 31, 2022 would not have a material effect on our results of operations, financial position or cash flows.

Foreign Currency Risk

    We have several foreign subsidiaries that utilize a functional currency other than the U.S. dollar, or principally the Euro. Accordingly, changes in exchange rates between such foreign currencies and the U.S. dollar will affect the translation of the financial results of our foreign subsidiaries into the U.S. dollar for purposes of reporting our consolidated financial results. A hypothetical 10% weakening in the exchange rate of the Euro to the U.S. dollar as of October 31, 2022 would not have a material effect on our results of operations, financial position or cash flows.

Index
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEICO CORPORATION AND SUBSIDIARIES

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HEICO Corporation
Hollywood, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HEICO Corporation and subsidiaries (the "Company") as of October 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended October 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 21, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Index
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Finance/Audit Committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventories, net - Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

Inventory is stated at the lower of cost or net realizable value. The Company periodically evaluates the carrying value of inventory, which requires management to make significant estimates and assumptions related to sales patterns and expected future demand in order to estimate the amount necessary to write down any slow moving or obsolete inventory. Changes in the assumptions related to future demand and sales patterns could have a significant impact on the valuation of finished goods inventory for certain of the Company’s distribution and aftermarket parts business units in the Flight Support Group operating segment.

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

Index
◦Compared management’s assumptions to available external market data for certain inventory items.

•Evaluated the accuracy and completeness of the valuation reserve by performing substantive analytical procedures on the reserve balance at the business unit level.

•We tested changes in the inventory valuation reserve and evaluated whether such changes were the result of the sale or write off of inventory parts or the result of changes in the significant assumptions used to develop the valuation reserve.

/s/ DELOITTE & TOUCHE LLP

Miami, Florida
December 21, 2022
We have served as the Company's auditor since 1990.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of October 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$139,504	$108,298
Accounts receivable, net	294,848	244,919
Contract assets	93,978	80,073
Inventories, net	582,471	478,050
Prepaid expenses and other current assets	41,929	26,045
Total current assets	1,152,730	937,385

Property, plant and equipment, net	225,879	193,638
Goodwill	1,672,425	1,450,395
Intangible assets, net	733,327	582,307
Other assets	311,135	334,682
Total assets	$4,095,496	$3,498,407

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,654	$1,515
Trade accounts payable	116,551	85,544
Accrued expenses and other current liabilities	290,199	206,857
Income taxes payable	12,455	964
Total current liabilities	420,859	294,880

Long-term debt, net of current maturities	288,620	234,983
Deferred income taxes	71,162	40,761
Other long-term liabilities	338,948	378,257
Total liabilities	1,119,589	948,881

Commitments and contingencies (Note 16)

Redeemable noncontrolling interests (Note 13)	327,601	252,587

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 shares authorized; 54,519 and 54,264 shares issued and outstanding	545	543
Class A Common Stock, $.01 par value per share; 150,000 shares authorized; 82,093 and 81,224 shares issued and outstanding	821	812
Capital in excess of par value	397,337	320,747
Deferred compensation obligation	5,297	5,297
HEICO stock held by irrevocable trust	(5,297)	(5,297)
Accumulated other comprehensive loss	(46,499)	(8,552)
Retained earnings	2,253,932	1,949,521
Total HEICO shareholders’ equity	2,606,136	2,263,071
Noncontrolling interests	42,170	33,868
Total shareholders’ equity	2,648,306	2,296,939
Total liabilities and equity	$4,095,496	$3,498,407
The accompanying notes are an integral part of these consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended October 31,
	2022	2021	2020

Net sales	$2,208,322	$1,865,682	$1,787,009

Operating costs and expenses:
Cost of sales	1,345,563	1,138,259	1,104,882
Selling, general and administrative expenses	365,915	334,523	305,479

Total operating costs and expenses	1,711,478	1,472,782	1,410,361

Operating income	496,844	392,900	376,648

Interest expense	(6,386)	(7,285)	(13,159)
Other income	565	1,443	1,366

Income before income taxes and noncontrolling interests	491,023	387,058	364,855

Income tax expense	100,400	57,300	29,000

Net income from consolidated operations	390,623	329,758	335,855

Less: Net income attributable to noncontrolling interests	38,948	25,538	21,871

Net income attributable to HEICO	$351,675	$304,220	$313,984

Net income per share attributable to HEICO shareholders:
Basic	$2.59	$2.25	$2.33
Diluted	$2.55	$2.21	$2.29

Weighted average number of common shares outstanding:
Basic	136,010	135,326	134,754
Diluted	138,037	137,854	137,302

The accompanying notes are an integral part of these consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended October 31,
	2022	2021	2020

Net income from consolidated operations	$390,623	$329,758	$335,855
Other comprehensive (loss) income:
Foreign currency translation adjustments	(40,078)	(591)	8,876
Unrealized gain (loss) on defined benefit pension plan, net of tax	368	991	(1,012)
Amortization of unrealized loss on defined benefit pension plan, net of tax	65	135	73
Total other comprehensive (loss) income	(39,645)	535	7,937
Comprehensive income from consolidated operations	350,978	330,293	343,792
Net income attributable to noncontrolling interests	38,948	25,538	21,871
Foreign currency translation adjustments attributable to noncontrolling interests	(1,698)	(62)	347
Comprehensive income attributable to noncontrolling interests	37,250	25,476	22,218
Comprehensive income attributable to HEICO	$313,728	$304,817	$321,574

The accompanying notes are an integral part of these consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2021	$252,587	$543	$812	$320,747	$5,297	($5,297)	($8,552)	$1,949,521	$33,868	$2,296,939
Comprehensive income (loss)	27,442	—	—	—	—	—	(37,947)	351,675	9,808	323,536
Cash dividends ($.18 per share)	—	—	—	—	—	—	—	(24,466)	—	(24,466)
Issuance of common stock for an acquisition	—	—	6	74,999	—	—	—	—	—	75,005
Issuance of common stock to HEICO Savings and Investment Plan	—	—	1	11,416	—	—	—	—	—	11,417
Share-based compensation expense	—	—	—	12,646	—	—	—	—	—	12,646
Proceeds from stock option exercises	—	3	3	2,346	—	—	—	—	—	2,352
Redemptions of common stock related to stock option exercises	—	(1)	(1)	(25,944)	—	—	—	—	—	(25,946)
Distributions to noncontrolling interests	(23,607)	—	—	—	—	—	—	—	(1,485)	(1,485)
Acquisitions of noncontrolling interests	(12,150)	—	—	3,415	—	—	—	—	—	3,415
Noncontrolling interests assumed related to acquisitions	56,770	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	22,798	—	—	—	—	—	—	(22,798)	—	(22,798)
Other	3,761	—	—	(2,288)	—	—	—	—	(21)	(2,309)
Balances as of October 31, 2022	$327,601	$545	$821	$397,337	$5,297	($5,297)	($46,499)	$2,253,932	$42,170	$2,648,306

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2020	$221,208	$542	$809	$299,930	$4,886	($4,886)	($9,149)	$1,688,045	$30,430	$2,010,607
Comprehensive income	19,662	—	—	—	—	—	597	304,220	5,814	310,631
Cash dividends ($.17 per share)	—	—	—	—	—	—	—	(23,002)	—	(23,002)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	—	9,791	—	—	—	—	—	9,792
Share-based compensation expense	—	—	—	9,058	—	—	—	—	—	9,058
Proceeds from stock option exercises	—	—	3	5,341	—	—	—	—	—	5,344
Redemptions of common stock related to stock option exercises	—	—	—	(3,791)	—	—	—	—	—	(3,791)
Distributions to noncontrolling interests	(25,746)	—	—	—	—	—	—	—	(2,217)	(2,217)
Acquisitions of noncontrolling interests	(2,336)	—	—	—	—	—	—	—	—	—
Noncontrolling interests assumed related to acquisitions	18,989	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	19,743	—	—	—	—	—	—	(19,743)	—	(19,743)
Capital contributions from noncontrolling interests	1,067	—	—	—	—	—	—	—	—	—
Deferred compensation obligation	—	—	—	—	411	(411)	—	—	—	—
Other	—	—	—	418	—	—	—	1	(159)	260
Balances as of October 31, 2021	$252,587	$543	$812	$320,747	$5,297	($5,297)	($8,552)	$1,949,521	$33,868	$2,296,939

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

Index
HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended October 31,
	2022	2021	2020
Operating Activities:
Net income from consolidated operations	$390,623	$329,758	$335,855
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	96,333	93,019	88,561
Share-based compensation expense	12,646	9,058	10,134
Employer contributions to HEICO Savings and Investment Plan	12,180	10,091	9,576
Deferred income tax provision (benefit)	8,876	(15,635)	(5,998)
(Decrease) increase in accrued contingent consideration, net	(7,631)	1,246	515
Payment of contingent consideration	—	—	(175)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(29,272)	(27,300)	71,515
(Increase) decrease in contract assets	(4,148)	376	(16,398)
Increase in inventories	(89,186)	(10,121)	(28,315)
(Increase) decrease in prepaid expenses and other current assets	(10,077)	(4,795)	2,471
Increase (decrease) in trade accounts payable	25,567	6,907	(30,327)
Increase (decrease) in accrued expenses and other current liabilities	34,122	33,634	(37,905)
Increase (decrease) in income taxes payable	11,597	2,821	(9,586)
Net changes in other long-term liabilities and assets related to HEICO Leadership Compensation Plan	15,398	12,781	14,836
Other	828	2,244	4,366
Net cash provided by operating activities	467,856	444,084	409,125

Investing Activities:
Acquisitions, net of cash acquired	(347,308)	(136,500)	(163,939)
Capital expenditures	(31,982)	(36,183)	(22,940)
Investments related to HEICO Leadership Compensation Plan	(15,300)	(14,000)	(15,900)
Other	(1,239)	3,229	3,736
Net cash used in investing activities	(395,829)	(183,454)	(199,043)

Financing Activities:
Borrowings on revolving credit facility	262,000	—	245,000
Payments on revolving credit facility	(212,000)	(505,000)	(68,000)
Redemptions of common stock related to stock option exercises	(25,946)	(3,791)	(12,120)
Distributions to noncontrolling interests	(25,092)	(27,963)	(17,908)
Cash dividends paid	(24,466)	(23,002)	(21,552)
Acquisitions of noncontrolling interests	(8,735)	(2,336)	(7,475)
Revolving credit facility issuance costs	(1,010)	(1,468)	—
Proceeds from stock option exercises	2,352	5,344	6,955
Payment of contingent consideration	(320)	—	(325)
Capital contributions from noncontrolling interests	—	534	14,329
Other	(616)	(1,286)	(1,161)
Net cash (used in) provided by financing activities	(33,833)	(558,968)	137,743

Effect of exchange rate changes on cash	(6,988)	(216)	2,026

Net increase (decrease) in cash and cash equivalents	31,206	(298,554)	349,851
Cash and cash equivalents at beginning of year	108,298	406,852	57,001
Cash and cash equivalents at end of year	$139,504	$108,298	$406,852

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

    The consolidated financial statements include the financial accounts of HEICO Corporation and its direct subsidiaries, all of which are wholly owned except for HEICO Aerospace, which is 20% owned by Lufthansa Technik AG ("LHT"), the technical services subsidiary of Lufthansa German Airlines. HFSC consolidates six subsidiaries which are 70%, 74%, 82%, 84%, 89% and 96% owned, respectively, three subsidiaries that are approximately 90% owned and six subsidiaries that are each 80.1% owned. In addition, HEICO Aerospace consolidates a joint venture, which is 84% owned. HEICO Electronic consolidates four subsidiaries that are each 80.1% owned, two subsidiaries that are each 75% owned, and six subsidiaries which are 80.4%, 82.5%, 85%, 90%, 92.7% and 95.9% owned, respectively. Certain subsidiaries of HEICO Electronic consolidate subsidiaries that are less than wholly owned. See Note 13, Redeemable Noncontrolling Interests. All intercompany balances and transactions are eliminated.

The Company's results of operations in fiscal 2022 continued to reflect the adverse impact from the COVID-19 global pandemic (the “Pandemic”), including its impact on the Company’s supply chain. Despite the aforementioned, the Company experienced continued improvement in operating results in fiscal 2022 as compared to fiscal 2021 principally reflecting improved demand for its commercial aerospace products. The Flight Support Group has reported nine consecutive quarters of improvement in net sales and operating income resulting from signs of commercial air travel recovery in certain domestic travel markets, moderated by a slower recovery in international travel markets.

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

Leases

The Company’s lease arrangements primarily pertain to manufacturing facilities, office buildings, equipment, land and vehicles. The Company evaluates whether a contractual arrangement that provides it with control over the use of an asset is, or contains, a lease at the inception date. The term of a lease is inclusive of any option to renew, extend, or terminate the lease when it is reasonably certain that the Company will exercise such option. The Company classifies a lease as operating or finance using the classification criteria set forth in Accounting Standards Codification ("ASC") Topic 842. HEICO recognizes lease right-of-use (“ROU”) assets and corresponding lease liabilities as of the lease commencement date based on the present value of the lease payments over the lease term. The discount rate used to calculate the present value of the Company’s leases is based on HEICO’s incremental borrowing rate and considers credit risk, the lease term and other available information as of the commencement date since the

Index
leases do not provide a readily determinable implicit rate. Variable lease payments that depend on an index or a rate are included in the determination of ROU assets and lease liabilities using the index or rate at the lease commencement date. Variable lease payments that do not depend on an index or rate or resulting from changes in an index or rate subsequent to the lease commencement date, are recorded as lease expense in the period in which the obligation for the payment is incurred. The Company’s ROU assets are increased by any prepaid lease payments and initial direct costs and reduced by any lease incentives. The Company’s leases do not contain any material residual value guarantees or restrictive covenants. See Note 9, Leases, for additional information regarding the Company’s accounting policy for leases.

Business Combinations

    The Company allocates the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired and liabilities and any noncontrolling interests assumed based on their estimated fair values, with any excess recorded as goodwill. The operating results of acquired businesses are included in the Company’s results of operations beginning as of their effective acquisition dates. Acquisition costs were not material in fiscal 2022, 2021 and 2020.

    For contingent consideration arrangements, a liability is recognized at fair value as of the acquisition date with subsequent fair value adjustments recorded in operations. Additional information regarding the Company's contingent consideration arrangements may be found in Note 2, Acquisitions, and Note 8, Fair Value Measurements.

Goodwill and Other Intangible Assets

    The Company tests goodwill for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. In evaluating the recoverability of goodwill, the Company compares the fair value of each of its reporting units to its carrying value to determine potential impairment and an impairment loss is recognized in the amount by which the carrying value of a reporting unit’s goodwill exceeds its fair value. The fair values of the Company's reporting units are determined by using a weighted average of a market approach and an income approach. Under the market approach, fair values are estimated using published market multiples for comparable companies. The Company calculates fair values under the income approach by taking estimated future cash flows that are based on internal projections and other assumptions deemed reasonable by management and discounting them using an estimated weighted average cost of capital.

Index
The Company’s intangible assets not subject to amortization consist principally of its trade names. The Company’s intangible assets subject to amortization are amortized on the straight-line method (except for certain customer relationships amortized on an accelerated method) over the following estimated useful lives:

Customer relationships	6	to	17	years
Intellectual property	7	to	22	years
Other	5	to	20	years
    Amortization expense of intellectual property is recorded as a component of cost of sales and amortization expense of customer relationships is recorded as a component of selling, general and administrative ("SG&A") expenses in the Company’s Consolidated Statements of Operations. The Company tests each non-amortizing intangible asset for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. To derive the fair value of its trade names, the Company utilizes an income approach, which relies upon management's assumptions of royalty rates, projected revenues and discount rates. The Company also tests each amortizing intangible asset for impairment if events or circumstances indicate that the asset might be impaired. The test consists of determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The determination of fair value requires management to make a number of estimates, assumptions and judgments of such factors as projected revenues and earnings and discount rates.

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

Index
Defined Benefit Pension Plan

    In connection with a prior year acquisition, the Company assumed a frozen qualified defined benefit pension plan (the "Plan"). The Plan's benefits are based on employee compensation and years of service; however, the accrued benefit for Plan participants was fixed as of the date of acquisition. The Company uses an actuarial valuation to determine the projected benefit obligation of the Plan and records the difference between the fair value of the Plan's assets and the projected benefit obligation as of October 31 in other long-term liabilities in its Consolidated Balance Sheets, but reclassifies any excess funded amounts to other long-term assets. Additionally, any actuarial gain or loss that arises during a fiscal year that is not recognized as a component of net periodic pension income or expense is recorded as a component of other comprehensive income or (loss), net of tax. The following table presents the fair value of the Plan's assets and projected benefit obligation as of October 31, for each of the last two fiscal years (in thousands):

	As of October 31,
	2022	2021
Fair value of plan assets	$10,106	$13,116
Projected benefit obligation	9,924	13,979
Funded status	$182	($863)
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

Index
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

Index
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

Changes in estimates that result in adjustments to net sales and cost of sales are recognized as necessary in the period they become known on a cumulative catch-up basis. Changes in estimates did not have a material effect on net income from consolidated operations in fiscal 2022, 2021 and 2020.

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

Index
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

Index
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

New Accounting Pronouncement

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

2.    ACQUISITIONS

In September 2022, the Company, through a subsidiary of HEICO Electronic, acquired 100% of the stock of TRAD Tests & Radiations SAS (“TRAD”). TRAD specializes in radiation engineering, including test and simulation of radiation effects on electronic components and materials, developing and providing software for radiation testing and effects modeling, and sourcing/screening radiation tolerant and radiation hardened components. The purchase price of this acquisition was paid in cash using cash provided by operating activities.

In September 2022, the Company, through a subsidiary of HEICO Electronic, acquired 80.36% of the stock of Ironwood Electronics, Inc. ("Ironwood"). Ironwood designs and manufactures high performance test sockets and adapters for both engineering and production use of semiconductor devices. The remaining 19.64% interest continues to be owned by certain members of Ironwood's management team (see Note 13, Redeemable Noncontrolling Interests, for additional information). The total consideration includes an accrual of $6.4 million as of the acquisition date representing the estimated fair value of contingent consideration the Company may be obligated to pay should Ironwood meet certain earnings objectives following the acquisition. See Note 8, Fair Value Measurements, for additional information regarding the Company’s contingent consideration obligation.

Index
In August 2022, the Company, through HEICO Electronic, acquired 100% of the stock of Sensor Systems, Inc. ("Sensor"). Sensor designs and manufactures airborne antennas for commercial and military applications. The purchase price of this acquisition was paid for with a proportional combination of cash using proceeds from the Company's revolving credit facility and 576,338 shares of HEICO Class A Common Stock.

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

In July 2022, the Company, through a subsidiary of HFSC, acquired 96% of the stock of Accurate Metal Machining, Inc. ("Accurate"). Accurate is a manufacturer of high-reliability components and assemblies. The remaining 4% interest continues to be owned by certain members of Accurate’s management team (see Note 13, Redeemable Noncontrolling Interests, for additional information). The total consideration includes an accrual of $13.1 million as of the acquisition date representing the estimated fair value of contingent consideration the Company may be obligated to pay should Accurate meet certain earnings objectives following the acquisition. See Note 8, Fair Value Measurements, for additional information regarding the Company’s contingent consideration obligation.

In March 2022, the Company, through a subsidiary of HFSC, acquired 74% of the membership interests of Pioneer Industries, LLC ("Pioneer"). Pioneer is a specialty distributor of spares for military aviation, marine, and ground platforms. The remaining 26% interest continues to be owned by certain members of Pioneer's management team (see Note 13, Redeemable Noncontrolling Interests, for additional information). The total consideration includes an accrual of $9.8 million as of the acquisition date representing the estimated fair value of contingent consideration the Company may be obligated to pay should Pioneer meet a certain earnings objective following the acquisition. See Note 8, Fair Value Measurements, for additional information regarding the Company’s contingent consideration obligation.

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

Index
In September 2021, the Company, through HEICO Electronic, acquired 80.1% of the stock of R.H. Laboratories, Inc. ("RH Labs"). RH Labs designs and manufactures state-of-the-art RF and microwave integrated assemblies, sub-assemblies and components used in a broad range of demanding defense applications operating in harsh environments including Space. The remaining 19.9% interest continues to be owned by certain members of RH Lab's management team (see Note 13, Redeemable Noncontrolling Interests, for additional information). The purchase price of this acquisition was paid in cash using cash provided by operating activities.
In August 2021, the Company, through HFSC, acquired 89% of the membership interests of Ridge HoldCo, LLC, which owns all of Ridge Engineering, Inc. ("Ridge") and The Bechdon Company, Inc. ("Bechdon"). Ridge performs tight-tolerance machining and brazing of large-sized parts in mission-critical defense and aerospace applications. Bechdon provides machining, fabrication and welding services for aerospace, defense and other industrial applications. The remaining 11% interests continue to be owned by certain members of Ridge’s and Bechdon's management teams (see Note 13, Redeemable Noncontrolling Interests, for additional information). The total consideration includes an accrual of $18.3 million as of the acquisition date representing the estimated fair value of contingent consideration the Company may be obligated to pay should Ridge and Bechdon meet certain earnings objectives following the acquisition. See Note 8, Fair Value Measurements, for additional information regarding the Company’s contingent consideration obligation. The purchase price of this acquisition was paid in cash using cash provided by operating activities.

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

Index
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

Index
In December 2019, the Company, through HEICO Electronic, acquired 80.1% of the stock of Quell Corporation ("Quell"). Quell designs and manufactures electromagnetic interference (EMI)/radio-frequency interference (RFI) and transient protection solutions for a wide variety of connectors that principally serve customers within the aerospace and defense markets. The remaining 19.9% interest continues to be owned by certain members of Quell's management team (see Note 13, Redeemable Noncontrolling Interests, for additional information).

Unless otherwise noted, the purchase price of each of the above referenced acquisitions was paid in cash, principally using proceeds from the Company's revolving credit facility, and is not material or significant to the Company's consolidated financial statements.

The following table summarizes the aggregate total consideration for the Company's acquisitions based on the year of acquisition (in thousands):

	Year ended October 31,
	2022	2021	2020
Cash paid	$348,606	$136,995	$165,290
Less: cash acquired	(1,852)	(616)	(1,323)
Cash paid, net	346,754	136,379	163,967
Issuance of common stock for an acquisition	75,005	—	—
Contingent consideration	29,732	18,334	23,719
Additional purchase consideration	4,000	292	144
Total consideration	$455,491	$155,005	$187,830

Index
The following table summarizes the allocation of the aggregate total consideration for the Company's acquisitions to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed (in thousands, and based on the year of acquisition):

	Year ended October 31,
	2022	2021	2020
Assets acquired:
Goodwill	$244,042	$59,445	$114,391
Customer relationships	132,199	30,910	44,740
Intellectual property	45,265	23,920	27,120
Trade names	41,784	9,920	12,410
Property, plant and equipment	26,472	24,613	4,000
Inventories	23,673	6,391	10,902
Accounts receivable	24,954	6,866	7,124
Contract assets	10,054	18,386	2,530
Other assets	6,917	1,126	980
Total assets acquired, excluding cash	555,360	181,577	224,197

Liabilities assumed:
Deferred income taxes	22,470	414	10,434
Accrued expenses	12,765	4,502	2,787
Accounts payable	7,529	2,338	726
Other liabilities	417	266	197
Total liabilities assumed	43,181	7,520	14,144

Noncontrolling interests in consolidated subsidiaries	56,688	19,052	22,223

Net assets acquired, excluding cash	$455,491	$155,005	$187,830

The following table summarizes the weighted average amortization period of the definite-lived intangible assets acquired in connection with the Company's fiscal 2022, 2021 and 2020 acquisitions (in years):

	Year ended October 31,
	2022	2021	2020
Customer relationships	15	12	10
Intellectual property	13	13	11

The allocation of the total consideration for the fiscal 2022 acquisitions to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's

Index
consolidated financial statements. The allocation of the total consideration for the fiscal 2021 and 2020 acquisitions to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is final and inclusive of any measurement period adjustments made during the respective subsequent fiscal year, which were immaterial. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of the businesses acquired and the value of their assembled workforces that do not qualify for separate recognition, which, in the case of Ironwood, Accurate and Pioneer benefit both the Company and the noncontrolling interest holders. The fair value of the noncontrolling interests in Ironwood, Accurate and Pioneer was determined based on the consideration paid by the Company for its controlling ownership interest adjusted for a lack of control that a market participant would consider when estimating the fair value of the noncontrolling interest.

The operating results of the fiscal 2022 acquisitions were included in the Company’s results of operations from each of the effective acquisition dates. The amount of net sales and earnings of the fiscal 2022 acquisitions included in the Consolidated Statement of Operations for the respectful fiscal year is not material. Had the fiscal 2022 acquisitions occurred as of November 1, 2020, net sales on a pro forma basis for fiscal 2022 would have been $2,325.2 million and net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for fiscal 2022 would not have been materially different than the reported amounts.

The following table presents unaudited pro forma financial information for fiscal 2021 as if the fiscal 2022 acquisitions had occurred as of November 1, 2020 (in thousands, except per share data):

Year ended
October 31, 2021
Net sales	$2,043,464
Net income from consolidated operations	$349,208
Net income attributable to HEICO	$319,660
Net income per share attributable to HEICO shareholders:
Basic	$2.35
Diluted	$2.31

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

Index
The operating results of the fiscal 2021 and 2020 acquisitions were included in the Company’s results of operations from each of the effective acquisition dates. The amount of net sales and earnings of the fiscal 2021 and 2020 acquisitions included in the Consolidated Statement of Operations for the respectful fiscal year is not material. Had the fiscal 2021 and 2020 acquisitions occurred as of the beginning of the respective prior fiscal year, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for fiscal 2021 and 2020, and fiscal 2020, respectively, would not have been materially different than the reported amounts.

On July 26, 2022, the Company, through HEICO Electronic, entered into a Put Option Agreement with IK Partners and certain other parties thereto (collectively, the “Sellers”). Pursuant to the Put Option Agreement and a Stock Purchase Agreement attached to the Put Option Agreement (the “Purchase Agreement” and, together with the Put Option Agreement, the “Acquisition Agreements”), the Company has committed to acquire Exxelia International (“Exxelia”) from an affiliate of IK Partners and the Sellers for €453 million, or approximately $449 million as of October 31, 2022, in cash to be paid at closing plus the assumption of approximately €14 million, or approximately $14 million as of October 31, 2022, of liabilities pursuant to the terms, and subject to the conditions, set forth in the Acquisition Agreements. On August 5, 2022, pursuant to the exercise of the Put Option Agreement, the Company entered into the Purchase Agreement to purchase Exxelia. Exxelia designs, manufactures and sells high-reliability (“Hi-Rel”), complex, passive electronic components and rotary joint assemblies for mostly aerospace and defense applications, in addition to other high-end applications, such as medical and energy uses, including emerging “clean energy” and electrification applications. Exxelia's management and team members are expected to continue to own a minority interest of around 5% of the business. The purchase price of this acquisition is expected to be paid in cash, principally using proceeds from the Company's revolving credit facility. The closing of the transaction, which is expected to occur in the first quarter of fiscal 2023, is subject to customary closing conditions, including, among others, obtaining a required foreign antitrust clearance and foreign investment authorizations.

3.    SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	As of October 31,
(in thousands)	2022	2021
Accounts receivable	$303,181	$255,793
Less: Allowance for doubtful accounts	(8,333)	(10,874)
Accounts receivable, net	$294,848	$244,919

Index
Inventories

	As of October 31,
(in thousands)	2022	2021
Finished products	$285,024	$238,867
Work in process	59,739	44,887
Materials, parts, assemblies and supplies	237,708	194,296
Inventories, net of valuation reserves	$582,471	$478,050

Property, Plant and Equipment

	As of October 31,
(in thousands)	2022	2021
Land	$17,579	$11,363
Buildings and improvements	148,598	134,150
Machinery, equipment and tooling	322,252	297,297
Construction in progress	14,533	7,784
	502,962	450,594
Less: Accumulated depreciation and amortization	(277,083)	(256,956)
Property, plant and equipment, net	$225,879	$193,638

The amounts set forth above include tooling costs having a net book value of $6.0 million and $6.8 million as of October 31, 2022 and 2021, respectively. Amortization expense on capitalized tooling was $2.5 million, $2.8 million and $3.2 million in fiscal 2022, 2021 and 2020, respectively.

Depreciation and amortization expense, exclusive of tooling, on property, plant and equipment was $30.3 million, $27.8 million and $27.1 million in fiscal 2022, 2021 and 2020, respectively.

Accrued Expenses and Other Current Liabilities

	As of October 31,
(in thousands)	2022	2021
Accrued employee compensation and related payroll taxes	$130,837	$121,200
Contract liabilities	58,757	32,738
Contingent consideration	28,849	—
Accrued customer rebates and credits	17,938	13,237
Current operating lease liabilities	14,656	13,874
Other	39,162	25,808
Accrued expenses and other current liabilities	$290,199	$206,857

Index
The increase in contingent consideration reflects the current portion of contingent consideration pertaining to subsidiaries acquired by the ETG in fiscal 2017 and fiscal 2020 (see Note 8, Fair Value Measurements, for additional information regarding the Company's contingent consideration obligations). See Note 6, Revenue, for additional information pertaining to the increase in contract liabilities. The total customer rebates and credits deducted within net sales in fiscal 2022, 2021 and 2020 was $7.6 million, $3.3 million and $4.6 million, respectively. The increase in total customer rebates and credits deducted within net sales in fiscal 2022 principally reflects an increase in the net sales volume of certain commercial aerospace customers eligible for rebates mainly resulting from the fiscal 2022 net sales growth.

Other Long-Term Assets and Liabilities

    The Company provides eligible employees, officers and directors of the Company the opportunity to voluntarily defer base salary, bonus payments, commissions, long-term incentive awards and directors fees, as applicable, on a pre-tax basis through the HEICO Corporation Leadership Compensation Plan (the “LCP”), a nonqualified deferred compensation plan that conforms to Section 409A of the Internal Revenue Code. The Company matches 50% of the first 6% of base salary deferred by each participant. Director fees that would otherwise be payable in Company common stock may be deferred into the LCP, and, when distributable, are distributed in actual shares of Company common stock. The deferred compensation obligation associated with Company common stock is recorded as a component of shareholders’ equity at cost and subsequent changes in fair value are not reflected in operations or shareholders’ equity of the Company. Further, while the Company has no obligation to do so, the LCP also provides the Company the opportunity to make discretionary contributions. The Company’s matching contributions and any discretionary contributions are subject to vesting and forfeiture provisions set forth in the LCP. Company contributions to the LCP charged to income in fiscal 2022, 2021 and 2020 totaled $7.2 million, $7.1 million and $4.7 million, respectively. The aggregate liabilities of the LCP were $203.0 million and $244.3 million as of October 31, 2022 and 2021, respectively, and are classified within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets. The assets of the LCP, totaling $204.7 million and $245.6 million as of October 31, 2022 and 2021, respectively, are classified within other assets in the Company's Consolidated Balance Sheets and principally represent cash surrender values of life insurance policies that are held within an irrevocable trust that may be used to satisfy the obligations of the LCP. Additional information regarding the assets of the LCP may be found in Note 8, Fair Value Measurements.

Research and Development Expenses

    The amount of new product research and development ("R&D") expenses included in cost of sales is as follows (in thousands):

	Year ended October 31,
	2022	2021	2020
R&D expenses	$76,061	$68,877	$65,559

Index
Accumulated Other Comprehensive Loss

    Changes in the components of accumulated other comprehensive loss during fiscal 2022 and 2021 are as follows (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balances as of October 31, 2020	($6,460)	($2,689)	($9,149)
Unrealized (loss) gain	(529)	991	462
Amortization of unrealized loss	—	135	135
Balances as of October 31, 2021	(6,989)	(1,563)	(8,552)
Unrealized (loss) gain	(38,380)	368	(38,012)
Amortization of unrealized loss	—	65	65
Balances as of October 31, 2022	($45,369)	($1,130)	($46,499)

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill by operating segment during fiscal 2022 and 2021 are as follows (in thousands):

	Segment		Consolidated
	FSG	ETG	Totals
Balances as of October 31, 2020	$427,565	$955,602	$1,383,167
Goodwill acquired	40,308	26,142	66,450
Foreign currency translation adjustments	227	540	767
Adjustments to goodwill	188	(177)	11
Balances as of October 31, 2021	468,288	982,107	1,450,395
Goodwill acquired	106,919	137,123	244,042
Foreign currency translation adjustments	(6,335)	(8,672)	(15,007)
Adjustments to goodwill	(6,911)	(94)	(7,005)
Balances as of October 31, 2022	$561,961	$1,110,464	$1,672,425

    The goodwill acquired during fiscal 2022 and 2021 pertains to the acquisitions consummated in those respective years as described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed. Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Consolidated Statements of Comprehensive Income. The adjustments to goodwill in fiscal 2022 principally reflect a measurement period adjustment of the write-up to fair value of property, plant and equipment associated with a fiscal 2021 acquisition. The Company estimates that $99 million and $55 million of the goodwill acquired in fiscal 2022 and 2021, respectively, will be deductible for income tax purposes. Based on the annual test for goodwill impairment as of

Index
October 31, 2022, the Company determined there is no impairment of its goodwill and the fair value of each of the Company’s reporting units significantly exceeded their carrying value.

    Identifiable intangible assets consist of the following (in thousands):

	As of October 31, 2022			As of October 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$539,529	($208,127)	$331,402	$464,506	($221,098)	$243,408
Intellectual property	284,171	(98,983)	185,188	255,011	(94,313)	160,698
Other	8,700	(7,017)	1,683	8,841	(6,844)	1,997
	832,400	(314,127)	518,273	728,358	(322,255)	406,103
Non-Amortizing Assets:
Trade names	215,054	—	215,054	176,204	—	176,204
	$1,047,454	($314,127)	$733,327	$904,562	($322,255)	$582,307

    The increase in the gross carrying amount of customer relationships, intellectual property and trade names as of October 31, 2022 compared to October 31, 2021 principally relates to such intangible assets recognized in connection with the fiscal 2022 acquisitions (see Note 2, Acquisitions).

    Amortization expense related to intangible assets was $62.5 million, $61.3 million and $57.4 million in fiscal 2022, 2021 and 2020, respectively. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $66.1 million in fiscal 2023, $61.0 million in fiscal 2024, $56.5 million in fiscal 2025, $51.9 million in fiscal 2026, $48.7 million in fiscal 2027 and $234.1 million thereafter.

5.    LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

	As of October 31,
	2022	2021
Borrowings under revolving credit facility	$275,000	$225,000
Finance leases and notes payable (1)	15,274	11,498
	290,274	236,498
Less: Current maturities of long-term debt	(1,654)	(1,515)
	$288,620	$234,983

(1) See Note 9, Leases, for additional information regarding the Company's finance leases.

    The Company's borrowings under its revolving credit facility mature in fiscal 2025. As of October 31, 2022 and 2021, the weighted average interest rate on borrowings under the

Index
Company's revolving credit facility was 4.6% and 1.1%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of October 31, 2022, the Company was in compliance with all such covenants.

Revolving Credit Facility

    In November 2017, the Company entered into a $1.3 billion Revolving Credit Facility Agreement ("Credit Facility") with a bank syndicate. The Credit Facility may be used to finance acquisitions and for working capital and other general corporate purposes, including capital expenditures. In December 2020, the Company entered into an amendment to increase the capacity by $200 million to $1.5 billion. The Credit Facility includes a feature that will allow the Company to increase the capacity by $350 million to become a $1.85 billion facility through increased commitments from existing lenders. In April 2022, the Company entered into an amendment to extend the maturity date of its Credit Facility by one year to November 2024 and to replace the Eurocurrency Rate with Adjusted Term SOFR as an election in which borrowings under the Credit Facility accrue interest, as such capitalized terms are defined in the Credit Facility.

Borrowings under the Credit Facility accrue interest at the Company's election of the Base Rate or Adjusted Term SOFR, plus in each case, the Applicable Rate (based on the Company’s Total Leverage Ratio). The Base Rate for any day is a fluctuating rate per annum equal to the highest of (i) the Prime Rate; (ii) the Federal Funds Rate plus .50%; and (iii) Adjusted Term SOFR for an Interest Period of one month plus 100 basis points. Adjusted Term SOFR is the rate per annum equal to Term SOFR plus a Term SOFR Adjustment of .10%; provided that Adjusted Term SOFR as so determined shall never be less than 0%, as such capitalized terms are defined in the Credit Facility. The Applicable Rate for SOFR Loans ranges from 1.00% to 2.00%. The Applicable Rate for Base Rate Loans ranges from 0% to 1.00%. A fee is charged on the amount of the unused commitment ranging from .125% to .30% (depending on the Company’s Total Leverage Ratio). The Credit Facility also includes $100 million sublimits for borrowings made in foreign currencies and for swingline borrowings, and a $50 million sublimit for letters of credit. Outstanding principal, accrued and unpaid interest and other amounts payable under the Credit Facility may be accelerated upon an event of default, as such events are described in the Credit Facility. The Credit Facility is unsecured and contains covenants that require, among other things, the maintenance of a Total Leverage Ratio and an Interest Coverage Ratio, as such capitalized terms are defined in the Credit Facility.

Index
6.     REVENUE

Contract Balances

    Contract assets (unbilled receivables) represent revenue recognized on contracts using an over-time recognition model in excess of amounts invoiced to the customer. Contract liabilities (deferred revenue) represent customer advances and billings in excess of revenue recognized and are included within accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets.

    Changes in the Company’s contract assets and liabilities during fiscal 2022 and 2021 are as follows (in thousands):

	October 31, 2022	October 31, 2021	Change
Contract assets	$93,978	$80,073	$13,905
Contract liabilities	58,757	32,738	26,019
Net contract assets	$35,221	$47,335	($12,114)

The increase in the Company's contract assets during fiscal 2022 principally reflects the contract assets of certain businesses acquired during fiscal 2022. The increase in the Company's contract liabilities during fiscal 2022 reflects the receipt of advance deposits on certain customer contracts at both the ETG and FSG as well as the contract liabilities of certain businesses acquired during fiscal 2022.

The amount of revenue that the Company recognized during fiscal 2022 that was included in contract liabilities as of the beginning of fiscal 2022 was $24.9 million.

Remaining Performance Obligations

    As of October 31, 2022, the Company had $582.3 million of remaining performance obligations associated with contracts with an original duration of greater than one year pertaining to the majority of the products offered by the ETG as well as certain products of the FSG's specialty products and aftermarket replacement parts product lines. The Company will recognize net sales as these obligations are satisfied. The Company expects to recognize $321.5 million of this amount during fiscal 2023 and $260.8 million thereafter, of which about half is expected to occur in fiscal 2024.

Index
Disaggregation of Revenue

    The following table summarizes the Company’s net sales by product line for each operating segment (in thousands):

	Year Ended October 31,
	2022	2021	2020
Flight Support Group:
Aftermarket replacement parts (1)	$694,900	$535,217	$525,636
Repair and overhaul parts and services (2)	264,986	208,215	193,164
Specialty products (3)	295,326	183,657	206,012
Total net sales	1,255,212	927,089	924,812

Electronic Technologies Group:
Electronic component parts primarily for defense, space and aerospace equipment (4)	672,147	709,621	679,901
Electronic component parts for equipment in various other industries (5)	300,328	249,549	195,086
Total net sales	972,475	959,170	874,987

Intersegment sales	(19,365)	(20,577)	(12,790)

Total consolidated net sales	$2,208,322	$1,865,682	$1,787,009

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
(4)    Includes various component parts such as electro-optical infrared simulation and test equipment, electro-optical laser products, electro-optical, microwave and other power equipment, high-speed interface products, power conversion products, underwater locator beacons, emergency locator transmission beacons, traveling wave tube amplifiers, microwave power modules, a wide variety of memory products and radio frequency (RF) and microwave products, crashworthy and ballistically self-sealing auxiliary fuel systems, high performance communications and electronic intercept receivers and tuners, high performance active antenna systems and airborne antennas, technical surveillance countermeasures (TSCM) equipment, custom high power filters and filter assemblies, and radiation assurance services and products.
(5)    Includes various component parts such as electromagnetic and radio frequency interference shielding, high voltage interconnection devices, high voltage advanced power electronics, harsh environment connectivity products, custom molded cable assemblies, silicone material for a variety of demanding

Index
applications, rugged small form-factor embedded computing solutions and high performance test sockets and adaptors.

The following table summarizes the Company’s net sales by industry for each operating segment (in thousands):

	Year ended October 31,
	2022	2021	2020
Flight Support Group:
Aerospace	$876,254	$660,867	$669,194
Defense and Space	316,460	224,236	213,273
Other (1)	62,498	41,986	42,345
Total net sales	1,255,212	927,089	924,812

Electronic Technologies Group:
Defense and Space	545,384	599,570	577,581
Other (2)	340,311	284,834	225,749
Aerospace	86,780	74,766	71,657
Total net sales	972,475	959,170	874,987

Intersegment sales	(19,365)	(20,577)	(12,790)

Total consolidated net sales	$2,208,322	$1,865,682	$1,787,009

(1)    Principally industrial products.
(2)    Principally other electronics and medical products.

Index
7.    INCOME TAXES

    The components of income before income taxes and noncontrolling interests are as follows (in thousands):

	Year ended October 31,
	2022	2021	2020
Domestic	$429,329	$345,733	$327,754
Foreign	61,694	41,325	37,101
Income before taxes and noncontrolling interests	$491,023	$387,058	$364,855

    The components of the provision for income taxes on income before income taxes and noncontrolling interests are as follows (in thousands):

	Year ended October 31,
	2022	2021	2020
Current:
Federal	$63,861	$47,839	$17,730
State	13,015	11,639	4,167
Foreign	14,648	13,457	13,101
	91,524	72,935	34,998
Deferred:
Federal	8,154	(10,097)	(3,364)
State	1,129	(3,251)	(55)
Foreign	(407)	(2,287)	(2,579)
	8,876	(15,635)	(5,998)
Total income tax expense	$100,400	$57,300	$29,000

    A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year ended October 31,
	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal income tax benefit	2.6%	2.9%	3.7%
Tax benefit related to stock option exercises	(3.6%)	(3.7%)	(13.3%)
Tax-exempt losses (gains) on corporate-owned life insurance policies	2.8%	(2.9%)	(0.7%)
Research and development tax credits	(1.5%)	(2.5%)	(2.4%)
Foreign derived intangible income deduction	(1.9%)	(1.9%)	(1.6%)
Nondeductible compensation	1.2%	1.2%	.4%
Other, net	(.2%)	.7%	.8%
Effective tax rate	20.4%	14.8%	7.9%

Index
The Company's effective tax rate in fiscal 2022 was 20.4%, as compared to 14.8% in fiscal 2021. The increase in the Company's effective tax rate principally reflects a 5.7% unfavorable impact from tax-exempt unrealized losses in the cash surrender values of life insurance policies related to the HEICO Leadership Compensation Plan (the "LCP") recognized in fiscal 2022 as compared to the tax-exempt unrealized gains recognized on such policies in fiscal 2021.

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

    The Company files income tax returns in the U.S. federal jurisdiction and in multiple state jurisdictions. The Company is also subject to income taxes in certain jurisdictions outside the U.S., none of which are individually material to the accompanying consolidated financial statements. Generally, the Company is no longer subject to U.S. federal, state or foreign examinations by tax authorities for years prior to fiscal 2018. One of the Company's foreign subsidiaries files income tax returns in The Netherlands and Thailand where the statute of limitations is open for its fiscal 2016 returns.

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

Index
    Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of October 31,
	2022	2021
Deferred tax assets:
Inventories	$51,505	$41,354
Deferred compensation plan liability	42,285	54,726
Operating lease liabilities	20,043	16,483
Share-based compensation	9,177	8,759
Performance-based compensation accrual	4,482	4,615
Customer rebates accrual	3,323	2,236
Vacation accrual	2,127	1,910
Allowance for doubtful accounts receivable	1,598	2,532
Deferred payroll taxes	1,262	2,372
Other	12,687	9,102
Total deferred tax assets	148,489	144,089

Deferred tax liabilities:
Goodwill and other intangible assets	(176,436)	(145,024)
Property, plant and equipment	(21,746)	(19,580)
Operating lease right-of-use assets	(19,344)	(15,941)
Adoption of ASC 606 (revenue recognition)	(388)	(2,677)
Other	(1,737)	(1,628)
Total deferred tax liabilities	(219,651)	(184,850)
Net deferred tax liability	($71,162)	($40,761)

    As of October 31, 2022 and 2021, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $3.5 million and $4.1 million, respectively, of which $2.8 million and $3.2 million, respectively, would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized. A reconciliation of the activity related to the liability for gross unrecognized tax benefits during fiscal 2022 and 2021 is as follows (in thousands):

	Year ended October 31,
	2022	2021
Balances as of beginning of year	$4,072	$2,946
Increases related to current year tax positions	870	710
Increases related to prior year tax positions	—	839
Decreases related to prior year tax positions	(286)	—
Settlements	(522)	—
Lapses of statutes of limitations	(631)	(423)
Balances as of end of year	$3,503	$4,072

Index
8.    FAIR VALUE MEASUREMENTS

    The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of October 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$201,239	$—	$201,239
Money market fund	3,477	—	—	3,477
Total assets	$3,477	$201,239	$—	$204,716

Liabilities:
Contingent consideration	$—	$—	$82,803	$82,803

	As of October 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$245,580	$—	$245,580
Money market fund	4	—	—	4
Total assets	$4	$245,580	$—	$245,584

Liabilities:
Contingent consideration	$—	$—	$62,286	$62,286

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

Index
As part of the agreement to acquire 80.36% of the stock of a subsidiary by the ETG in fiscal 2022, the Company may be obligated to pay contingent consideration of up to $12.1 million in fiscal 2027 based on the earnings of the acquired entity during fiscal years 2025 and 2026 provided the entity meets a certain earnings objective during each of fiscal years 2024 to 2026. As of October 31, 2022, the estimated fair value of the contingent consideration was $6.3 million.

As part of the agreement to acquire 96% of the stock of a subsidiary by the FSG in fiscal 2022, the Company may be obligated to pay contingent consideration of up to $27.4 million in fiscal 2027 based on the earnings of the acquired entity during fiscal years 2025 and 2026 provided the entity meets certain earnings objectives during each of fiscal years 2022 to 2024. As of October 31, 2022, the estimated fair value of the contingent consideration was $12.7 million.

As part of the agreement to acquire 74% of the membership interests of a subsidiary by the FSG in fiscal 2022, the Company may be obligated to pay contingent consideration of $14.1 million in fiscal 2027 should the acquired entity meet a certain earnings objective during the five-year period following the acquisition. As of October 31, 2022, the estimated fair value of the contingent consideration was $9.1 million.

As part of the agreement to acquire 89% of the membership interests of a subsidiary by the FSG in fiscal 2021, the Company may be obligated to pay contingent consideration of $8.9 million as early as in fiscal 2024 should the acquired entity meet a certain earnings objective during the three-year period following the acquisition. Additionally, the Company may be obligated to pay contingent consideration of up to $17.8 million as early as in fiscal 2026 should the acquired entity meet a certain earnings objective during the three-year period following the second anniversary of the acquisition. As of October 31, 2022, the estimated fair value of the contingent consideration was $18.0 million.

As part of the agreement to acquire 89.99% of the equity interests of a subsidiary by the ETG in fiscal 2020, the Company may be obligated to pay contingent consideration of up to CAD $27.0 million, or $19.8 million, in fiscal 2025 should the acquired entity meet certain earnings objectives during fiscal 2023 and 2024. However, should the acquired entity achieve a certain earnings objective over any two consecutive fiscal years beginning in fiscal 2021 and ending in fiscal 2023, half of the contingent consideration obligation would be payable in the following year. The subsidiary achieved the required earnings objective during fiscal years 2021 and 2022 and half of the contingent consideration obligation, or CAD $13.5 million ($9.9 million), is payable in fiscal 2023. As of October 31, 2022, the estimated fair value of the remaining half of the contingent consideration was CAD $10.7 million, or $7.8 million.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2020, the Company may be obligated to pay contingent consideration of up to $35.0 million in fiscal 2025 based on the earnings of the acquired entity during calendar years 2023 and 2024 provided the entity meets certain earnings objectives during each of calendar years 2021 to 2024. The subsidiary is currently experiencing lower demand for its defense products and is not expected to meet its

Index
calendar year 2022 earnings objective. Accordingly, the $13.3 million estimated fair value of contingent consideration as of October 31, 2021 was reversed, principally in the second half of fiscal 2022.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2017, the Company may be obligated to pay contingent consideration of $20.0 million in fiscal 2023 should the acquired entity meet a certain earnings objective during the first six years following the acquisition. As of October 31, 2022, the estimated fair value of the contingent consideration was $18.9 million.

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

Index
    The following unobservable inputs were used to derive the estimated fair value of the Company's Level 3 contingent consideration liabilities as of October 31, 2022 ($ in thousands):

		Unobservable		Weighted
Acquisition Date	Fair Value	Input	Range	Average (1)
9-1-2022	$6,308	Compound annual revenue growth rate	0% - 17%	14%
		Discount rate	8.5% - 8.5%	8.5%

7-18-2022	12,739	Compound annual revenue growth rate	0% - 5%	3%
		Discount rate	8.5% - 8.5%	8.5%

3-17-2022	9,127	Compound annual revenue growth rate	(3%) - 8%	3%
		Discount rate	7.4% - 7.4%	7.4%

8-4-2021	17,957	Compound annual revenue growth rate	3% - 10%	8%
		Discount rate	8.5% - 9.0%	8.6%

8-18-2020	17,723	Compound annual revenue growth rate	15% - 24%	22%
		Discount rate	9.0% - 9.0%	9.0%

9-15-2017	18,949	Compound annual revenue growth rate	0% - 5%	3%
		Discount rate	5.9% - 5.9%	5.9%

(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

Index
Changes in the Company’s contingent consideration liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) during fiscal 2022 and 2021 are as follows (in thousands):

Liabilities
Balance as of October 31, 2020	$41,974
Contingent consideration related to acquisitions	18,334
Increase in accrued contingent consideration, net	1,246
Foreign currency transaction adjustments	732
Balance as of October 31, 2021	62,286
Contingent consideration related to acquisitions	29,732
Decrease in accrued contingent consideration, net	(7,631)
Foreign currency transaction adjustments	(1,264)
Payment of contingent consideration	(320)
Balance as of October 31, 2022	$82,803

Included in the accompanying Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$28,849
Other long-term liabilities	53,954
$82,803

The Company records changes in accrued contingent consideration and foreign currency transaction adjustments within SG&A expenses in its Consolidated Statements of Operations.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of October 31, 2022 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

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

	Operating Leases As of October 31,		Finance Leases As of October 31,

	2022	2021	2022	2021

Right-of-use assets	$89,752	$74,609	$15,786	$12,250

Current lease liabilities	$14,656	$13,874	$1,620	$1,481
Long-term lease liabilities	76,965	61,829	13,376	9,764
Total lease liabilities	$91,621	$75,703	$14,996	$11,245

The Company’s operating lease expenses are recorded within cost of sales and/or SG&A expenses in the Company’s Consolidated Statements of Operations. The Company's finance lease expenses consist of amortization of ROU assets and interest on lease liabilities, which are included within cost of sales and/or SG&A expenses, and interest expense, respectively, in the Company's Consolidated Statements of Operations. Further, interest expense on finance leases is recognized using the effective interest method based on the discount rate determined at lease commencement. The following table presents the components of lease expense for fiscal 2022 and 2021 (in thousands):

Index

	Year ended October 31,
	2022	2021
Operating Leases:
Operating lease expense	$19,877	$18,103
Variable lease expense	3,552	3,165
Total operating lease expense (1)	$23,429	$21,268

Finance Leases:
Amortization on finance lease ROU assets	$1,540	$1,110
Interest on finance lease liabilities	578	453
Variable lease expense	319	750
Total finance lease expense	$2,437	$2,313

(1)    Excludes short-term lease expense, which is not material.

The following table presents a maturity analysis of the Company's lease liabilities as of October 31, 2022 for the next five fiscal years and thereafter (in thousands):

	Operating Leases	Finance Leases
Year ending October 31,
2023	$18,925	$2,389
2024	17,549	2,283
2025	16,240	2,197
2026	12,941	2,177
2027	9,859	2,043
Thereafter	37,305	7,959
Total minimum lease payments	112,819	19,048
Less: imputed interest	(21,198)	(4,052)
Present value of minimum lease payments	$91,621	$14,996

The Company does not have any material leases that have been signed but have yet to commence as of October 31, 2022.

The following table presents the weighted average remaining lease term and discount rate of the Company’s leases:

	Operating Leases As of October 31,		Finance Leases As of October 31,

	2022	2021	2022	2021

Weighted average remaining lease term (years)	7.9	9.1	9.0	9.2
Weighted average discount rate	5.4%	4.7%	5.5%	4.6%

Index
The following table presents supplemental disclosures of cash flow information associated with the Company's leases for fiscal 2022 and 2021 (in thousands):

	Operating Leases As of October 31,		Finance Leases As of October 31,

	2022	2021	2022	2021

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$19,323	$17,999	$578	$453
Financing cash flows	—	—	1,568	1,187
Right-of-use assets obtained in exchange for new lease liabilities, net of terminations	31,865	31,351	5,373	2,861

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

Share Repurchases

    In 1990, the Company's Board of Directors authorized a share repurchase program, which allows the Company to repurchase shares of Company common stock in the open market or in privately negotiated transactions at the Company's discretion, subject to certain restrictions included in the Company's revolving credit agreement. As of October 31, 2022, the maximum number of shares that may yet be purchased under this program was 4,886,353 of either or both of the Company's Class A Common Stock and the Company's Common Stock. The repurchase program does not have a fixed termination date. During fiscal 2022, 2021 and 2020, the Company did not repurchase any shares of Company common stock under this program.

During fiscal 2022, the Company repurchased an aggregate 104,867 shares and 87,593 shares of Class A Common Stock and Common Stock, respectively, at a total cost of $13.3 million and $12.7 million, respectively. During fiscal 2021, the Company repurchased an aggregate 32,355 shares of Class A Common Stock at a total cost of $3.8 million. During fiscal 2020, the Company repurchased an aggregate 127,851 shares of Class A Common Stock at a total cost of $12.1 million. The shares repurchased represent shares tendered as payments to satisfy employee withholding taxes due upon exercises of stock option awards. The shares

Index
repurchased in fiscal 2022, 2021 and 2020 did not impact the number of shares authorized for future purchase under the Company’s share repurchase program and are reflected as redemptions of common stock related to stock option exercises in the Company's Consolidated Statements of Shareholders' Equity and Consolidated Statements of Cash Flows.

Issuance of Common Stock for an Acquisition

In August 2022, the Company acquired 100% of the stock of Sensor. The purchase price of this acquisition was paid for with a proportional combination of cash using proceeds from the Company's revolving credit facility and 576,338 shares of HEICO Class A Common Stock. The shares of Class A Common Stock issued in connection with this acquisition were registered for resale pursuant to a Registration Statement on Form S-3 declared effective on August 31, 2022. See Note 2, Acquisitions, for additional information.

11.    SHARE-BASED COMPENSATION

    The Company currently has one stock option plan, the HEICO Corporation 2018 Incentive Compensation Plan ("2018 Plan"), which enables the Company to grant various forms of share-based compensation awards including stock options, restricted stock, restricted stock awards and stock appreciation rights. The 2018 Plan became effective in fiscal 2018 and replaced the Company's 2012 Incentive Compensation Plan (“2012 Plan”). Options outstanding under the Company's 2012 Plan and Non-Qualified Stock Option Plan may be exercised pursuant to their terms. The total number of shares approved by the shareholders of the Company for the 2018 Plan is 5.0 million plus any options outstanding under the 2012 Plan as of the 2018 Plan's effective date that are subsequently forfeited or expire. A total of approximately 6.9 million shares of the Company's common stock are reserved for issuance to employees, directors, officers and consultants as of October 31, 2022, including 3.6 million shares currently under option and 3.3 million shares available for future grants.

    Stock options granted pursuant to the 2018 Plan may be designated as Common Stock and/or Class A Common Stock in such proportions as shall be determined by the Board of Directors or the Stock Option Plan Committee at its sole discretion. The exercise price per share of a stock option granted under the 2018 Plan may not be less than the fair market value of the designated class of Company common stock as of the date of grant and stock option grants vest ratably over a period specified as of the date of grant (generally five years) and expire ten years after the date of grant. Options issued under the 2018 Plan may be designated as incentive stock options or non-qualified stock options, but only employees are eligible to receive incentive stock options and no incentive stock options were outstanding as of October 31, 2022. The 2018 Plan will terminate no later than the tenth anniversary of its effective date.

Index
    Information concerning share-based activity for each of the last three fiscal years ended October 31 is as follows (in thousands, except per share data):

		Shares Under Option
	Shares Available For Grant	Shares	Weighted Average Exercise Price
Outstanding as of October 31, 2019	4,085	4,692	$33.73
Granted	(29)	29	$97.00
Exercised	—	(720)	$19.32
Cancelled	8	(8)	$55.61
Outstanding as of October 31, 2020	4,064	3,993	$36.75
Granted	(699)	699	$125.57
Exercised	—	(342)	$21.88
Cancelled	9	(9)	$64.78
Outstanding as of October 31, 2021	3,374	4,341	$52.16
Granted	(56)	56	$120.76
Exercised	—	(762)	$22.40
Cancelled	6	(6)	$67.98
Outstanding as of October 31, 2022	3,324	3,629	$59.44

Information concerning stock options outstanding (all of which are vested or expected to vest) and stock options exercisable by class of common stock as of October 31, 2022 is as follows (in thousands, except per share and contractual life data):

	Options Outstanding
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Common Stock	1,546	$55.51	4.5	$165,640
Class A Common Stock	2,083	$62.36	5.5	135,292
	3,629	$59.44	5.1	$300,932

	Options Exercisable
	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Common Stock	1,252	$40.86	3.7	$152,481
Class A Common Stock	1,457	$44.95	4.4	119,999
	2,709	$43.06	4.1	$272,480

Index
    Information concerning stock options exercised is as follows (in thousands):

	Year ended October 31,
	2022	2021	2020
Cash proceeds from stock option exercises	$2,352	$5,344	$6,955
Tax benefit realized from stock option exercises	17,752	14,186	48,326
Intrinsic value of stock option exercises	86,015	33,428	53,384

    Net income from consolidated operations for the fiscal years ended October 31, 2022, 2021 and 2020 includes compensation expense of $12.6 million, $9.1 million and $10.1 million, respectively, and an income tax benefit of $1.7 million, $1.5 million and $1.9 million, respectively, related to the Company’s stock options. Substantially all of the stock option compensation expense was recorded as a component of SG&A expenses in the Company’s Consolidated Statements of Operations. As of October 31, 2022, there was $29.6 million of pre-tax unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 3.5 years. The total fair value of stock options that vested in fiscal 2022, 2021 and 2020 was $14.3 million, $9.4 million and $10.5 million, respectively. If there were a change in control of the Company, all of the unvested options outstanding as of October 31, 2022 would become immediately exercisable.

The fair value of each stock option grant in fiscal 2022, 2021 and 2020 was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2022	2021		2020
	Class A Common Stock	Common Stock	Class A Common Stock	Class A Common Stock
Expected stock price volatility	32.61%	30.17%	32.65%	24.94%
Risk-free interest rate	1.72%	1.40%	1.09%	1.72%
Dividend yield	.18%	.17%	.19%	.21%
Forfeiture rate	.00%	.00%	.00%	.00%
Expected option life (years)	6	9	6	6
Weighted average fair value	$41.00	$51.16	$39.00	$26.86

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

Participants receive 100% vesting in Employee Contributions and on cash dividends received on Company common stock. Vesting in Employer Contributions is based on a participant’s number of Years of Service. Employer Contributions to the 401(k) Plan charged to income in fiscal 2022, 2021 and 2020 totaled $12.2 million, $10.1 million and $9.6 million, respectively, and were made through the issuance of new shares of Company common stock and the use of forfeited shares within the 401(k) Plan.

Information concerning share-based activity pertaining to the 401(k) Plan for each of the last three fiscal years ended October 31 is as follows (in thousands):

	Common Stock	Class A Common Stock
Shares available for issuance as of October 31, 2019	280	280
Issuance of common stock to the 401(k) Plan	(52)	(52)
Shares available for issuance as of October 31, 2020	228	228
Issuance of common stock to the 401(k) Plan	(40)	(40)
Shares available for issuance as of October 31, 2021	188	188
Issuance of common stock to the 401(k) Plan	(43)	(43)
Shares available for issuance as of October 31, 2022	145	145

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

	As of October 31,
	2022	2021
Redeemable at fair value	$300,693	$217,416
Redeemable based on a multiple of future earnings	26,908	35,171
Redeemable noncontrolling interests	$327,601	$252,587

Index
    A summary of the Put Rights associated with the redeemable noncontrolling interests in certain of the Company’s subsidiaries as of October 31, 2022 is as follows:

Subsidiary Acquisition Year	Operating Segment	Company Ownership Interest	Earliest Put Right Year	Purchase Period (Years)
2005	ETG	95.9%	2023 (1)	1 (3)
2006	FSG	80.1%	2023 (1)	4
2008	FSG	90.0%	2024	4
2009	ETG	82.5%	2023 (1)	1
2012	FSG	84.0%	2023 (1)	4
2012	FSG	80.1%	2027	4 (4)
2015	FSG	82.0%	2023 (1)	3 (5)
2015	FSG	80.1%	2023 (1)	4
2015	FSG	80.1%	2023 (2)	4
2015	ETG	80.1%	2023 (1)	2
2017	FSG	90.1%	2024 (2)	1
2018	ETG	85.0%	2023 (1)	1
2018	FSG	90.0%	2027	4
2019	ETG	92.7%	2023	4
2019	ETG	85.0%	2024	4
2019	FSG	80.1%	2026	4
2019	ETG	75.0%	2024	4 (6)
2020	ETG	80.1%	2025	4
2020	FSG	70.0%	2027	4
2020	ETG	75.0%	2024	4 (4)
2020	ETG	90.0%	2025	4
2021	FSG	80.1%	2026	4
2021	FSG	89.0%	2028	4
2021	ETG	80.1%	2024	3 (7)
2022	FSG	74.0%	2029	4
2022	FSG	96.0%	2029	4
2022	ETG	80.4%	2027	4

(1)    Currently puttable.
(2)    Put Right previously exercised.
(3)    The Put Right for a 2.6% noncontrolling interest is to be purchased in a lump sum and the Put Right for the remaining 1.5% interest is to be purchased over a four-year period.

Index
(4)    The Put Rights for a 14.9% noncontrolling interest and the remaining 5.0% interest may be exercised beginning in fiscal 2027 and 2029, respectively, with each purchase over a four-year period.
(5)    The Put Right for a 15% noncontrolling interest may be exercised in 5% increments annually and the first increment is currently puttable. The Put Right for the remaining 3% noncontrolling interest may be exercised in one-fifth increments beginning in fiscal 2028.
(6)     The exercise of the Put Right for either entity will automatically trigger a Put Right exercise for the other entity.
(7)     The Put Rights for an aggregate 13.5% noncontrolling interest may be exercised beginning in fiscal 2024 with the purchase over a three-year period. The Put Right for the remaining 6.4% noncontrolling interest may be exercised beginning in fiscal 2028 with the purchase over a four-year period.

The estimated aggregate Redemption Amount of the Put Rights that are currently puttable, previously put, or becoming puttable during fiscal 2023 is approximately $103.2 million, of which approximately $56.3 million would be payable in fiscal 2023 should all of the eligible associated noncontrolling interest holders elect to exercise their Put Rights during fiscal 2023. Additionally, the Company has call rights to purchase the equity interests of the noncontrolling holders over the same purchase period as the Put Rights.

During fiscal 2022, the holder of a 19.9% noncontrolling equity interest in a subsidiary of the FSG that was acquired in fiscal 2015 exercised their option to cause the Company to purchase their interests over a four-year period ending in fiscal 2026.

During fiscal 2022, the holder of a 19.9% noncontrolling equity interest in a subsidiary of the FSG that was acquired in fiscal 2017 exercised their option to cause the Company to purchase one-half of the noncontrolling interest in fiscal 2022 and the remaining one-half in fiscal 2024. Accordingly, the Company acquired an additional 9.95% equity interest in May 2022, which increased the Company's ownership interest in the subsidiary to 90.05%.

During fiscal 2022, the Company sold a 3% equity interest in a subsidiary of the FSG that was acquired in fiscal 2015, which decreased the Company's ownership interest in the subsidiary to 82%. As part of the operating agreement, the noncontrolling interest holder has the right to cause the Company to purchase one-fifth of its equity interest beginning in fiscal 2028, or sooner under certain conditions, and each remaining one-fifth equity interest following the first anniversary of the most recent put option exercise. The Company has the right to purchase the same equity interest over the same period. During fiscal 2020, the holder of a then 20% noncontrolling interest in the subsidiary exercised their option to cause the Company to purchase one-fourth of their interest in May 2020.
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

The $8.7 million, $2.3 million and $7.5 million aggregate Redemption Amounts for the redeemable noncontrolling interests acquired in fiscal 2022, 2021 and 2020, respectively, were paid using cash provided by operating activities.

14.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

    The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Year ended October 31,
	2022	2021	2020
Numerator:
Net income attributable to HEICO	$351,675	$304,220	$313,984

Denominator:
Weighted average common shares outstanding - basic	136,010	135,326	134,754
Effect of dilutive stock options	2,027	2,528	2,548
Weighted average common shares outstanding - diluted	138,037	137,854	137,302

Net income per share attributable to HEICO shareholders:
Basic	$2.59	$2.25	$2.33
Diluted	$2.55	$2.21	$2.29

Anti-dilutive stock options excluded	749	185	258

15.    OPERATING SEGMENTS

    The Company has two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace and HFSC and their collective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic and its subsidiaries. The Company's operating segment reporting structure is consistent with how management reviews

Index
the business, makes investing and resource decisions and assesses operating performance. Additionally, characteristics such as similarity of products, customers, economic characteristics and various other factors are considered when identifying the Company's operating segments.

    The FSG designs and manufactures jet engine and aircraft component replacement parts, which are approved by the FAA. In addition, the FSG repairs, overhauls and distributes jet engine and aircraft components, avionics and instruments for domestic and foreign commercial air carriers and aircraft repair companies as well as military and business aircraft operators. The FSG also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the U.S government. Additionally, the FSG is a leading supplier, distributor, and integrator of military aircraft parts and support services primarily to the U.S. Department of Defense, defense prime contractors, and foreign military organizations allied with the U.S. Further, the FSG is a leading manufacturer of advanced niche components and complex composite assemblies for commercial aviation, defense and space applications. The FSG also engineers, designs and manufactures thermal insulation blankets and parts as well as removable/reusable insulation systems for aerospace, defense, commercial and industrial applications; manufactures expanded foil mesh for lightning strike protection in fixed and rotary wing aircraft; distributes aviation electrical interconnect products and electromechanical parts; overhauls industrial pumps, motors, and other hydraulic units with a focus on the support of legacy systems for the U.S. Navy; and performs tight-tolerance machining, brazing, fabricating and welding services for aerospace, defense and other industrial applications.

    The ETG collectively designs, manufactures and sells various types of electronic, data and microwave, and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, power conversion products, underwater locator beacons, emergency locator transmission beacons, flight deck annunciators, panels and indicators, electromagnetic and radio frequency interference shielding and filters, high power capacitor charging power supplies, amplifiers, traveling wave tube amplifiers, photodetectors, amplifier modules, microwave power modules, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies, high voltage power supplies, high voltage interconnection devices and wire, high voltage energy generators, high frequency power delivery systems; memory products, including three-dimensional microelectronic and stacked memory, static random-access memory (SRAM) and electronically erasable programmable read-only memory (EEPROM); harsh environment electronic connectors and other interconnect products, RF and microwave amplifiers, transmitters, and receivers and integrated assemblies, sub-assemblies and components; RF sources, detectors and controllers, wireless cabin control systems, solid state power distribution and management systems, crashworthy and ballistically self-sealing auxiliary fuel systems, nuclear radiation detectors, communications and electronic intercept receivers and tuners, fuel level sensing systems, high-speed interface products that link devices, high performance active antenna systems and airborne antennas for commercial and military aircraft, precision guided munitions, other defense applications and commercial uses; silicone material for a variety of demanding applications; precision power analog monolithic, hybrid and open frame components; high-reliability ceramic-to-metal feedthroughs and connectors, technical surveillance countermeasures (TSCM) equipment to detect devices used for espionage and information theft;

Index
rugged small-form factor embedded computing solutions; custom high power filters and filter assemblies; test sockets and adapters for both engineering and production use of semiconductor devices; and radiation assurance services and products.

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

    Information on the Company’s two operating segments, the FSG and the ETG, for each of the last three fiscal years ended October 31 is as follows (in thousands):

	Segment		Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	FSG	ETG
Year ended October 31, 2022:
Net sales	$1,255,212	$972,475	($19,365)	$2,208,322
Depreciation	15,656	13,602	999	30,257
Amortization	24,268	40,690	1,118	66,076
Operating income	267,167	269,473	(39,796)	496,844
Capital expenditures	15,588	15,530	864	31,982

Year ended October 31, 2021:
Net sales	$927,089	$959,170	($20,577)	$1,865,682
Depreciation	13,992	12,839	973	27,804
Amortization	20,648	43,431	1,136	65,215
Operating income	151,930	277,306	(36,336)	392,900
Capital expenditures	8,915	26,496	772	36,183

Year ended October 31, 2020:
Net sales	$924,812	$874,987	($12,790)	$1,787,009
Depreciation	14,339	11,722	1,006	27,067
Amortization	19,957	40,553	984	61,494
Operating income	143,051	258,814	(25,217)	376,648
Capital expenditures	10,843	12,025	72	22,940

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Index
Total assets by operating segment are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
As of October 31,	FSG	ETG
2022	$1,635,229	$2,230,744	$229,523	4,095,496
2021	$1,274,462	$1,952,413	$271,532	3,498,407

Major Customer and Geographic Information

    The Company markets its products and services in approximately 125 countries. The following table summarizes the Company’s net sales to customers located in the United States and to those in other countries for each of the last three fiscal years ended October 31 (in thousands). Net sales are attributed to countries based on the location of the customer. Net sales to any one customer or originating from any one foreign country did not account for 10% or more of the Company’s consolidated net sales during any of the last three fiscal years. The following table also summarizes the Company’s long-lived assets held within and outside of the United States as of October 31 for each of the last three fiscal years (in thousands). Long-lived assets consist of net property, plant and equipment.

	2022	2021	2020
Net sales:
United States of America	$1,443,581	$1,194,869	$1,193,497
Other countries	764,741	670,813	593,512
Total net sales	$2,208,322	$1,865,682	$1,787,009

Long-lived assets:
United States of America	$190,148	$155,537	$139,197
Other countries	35,731	38,101	29,651
Total long-lived assets	$225,879	$193,638	$168,848

16.    COMMITMENTS AND CONTINGENCIES

Guarantees

    As of October 31, 2022, the Company has arranged for standby letters of credit aggregating $23.5 million, which are supported by its revolving credit facility and principally pertain to performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries as well as payment guarantees related to potential workers' compensation claims and a facility lease.

Index
Product Warranty

    Changes in the Company’s product warranty liability in fiscal 2022 and 2021 are as follows (in thousands):

	Year ended October 31,
	2022	2021
Balances as of beginning of year	$3,379	$3,015
Accruals for warranties	2,026	1,979
Acquired warranty liabilities	242	62
Warranty claims settled	(2,351)	(1,677)
Balances as of end of year	$3,296	$3,379

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

Index
17.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The following table presents supplemental disclosures of cash flow information and non-cash investing activities for fiscal 2022, 2021 and 2020 (in thousands):

	Year ended October 31,
	2022	2021	2020
Cash paid for income taxes	$80,995	$67,661	$42,552
Cash received from income tax refunds	(2,522)	(993)	(1,371)
Cash paid for interest	6,037	7,355	13,418
Contingent consideration	29,412	18,334	23,719
Additional purchase consideration	4,000	292	144
Issuance of common stock for an acquisition	(75,005)	—	—

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

    Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on its assessment, management concluded that the Company’s internal control over financial reporting is effective as of October 31, 2022.

Index
    As permitted by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition and management elected to exclude TRAD Tests & Radiations SAS, Ironwood Electronics, Inc., Sensor Systems, Inc., Charter Engineering, Inc., Accurate Metal Machining, Inc., Pioneer Industries, LLC, and Flight Microwave Corporation (collectively, the "Excluded Acquisitions") from its assessment of internal control over financial reporting as of October 31, 2022. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for additional information. The aggregate assets and net sales of the Excluded Acquisitions constituted 13.6% and 3.3% of the Company's consolidated total assets and net sales as of and for the year ended October 31, 2022, respectively.

    Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company’s consolidated financial statements and financial statement schedule included in this Annual Report on Form 10-K for the year ended October 31, 2022. A copy of their report is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Deloitte & Touche LLP has issued their attestation report on management’s internal control over financial reporting, which is set forth below.

Changes in Internal Control Over Financial Reporting

    There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

    As described in Management's Annual Report on Internal Control Over Financial Reporting, the Company made several acquisitions during fiscal 2022 and is in the process of integrating each one into its overall internal control over financial reporting process.

Attestation Report of the Company's Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HEICO Corporation
Hollywood, Florida

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of HEICO Corporation and subsidiaries (the "Company") as of October 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Index
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2022, of the Company and our report dated December 21, 2022, expressed an unqualified opinion on those financial statements and financial statement schedule.

As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at TRAD Tests & Radiations SAS, Ironwood Electronics, Inc., Sensor Systems, Inc., Charter Engineering, Inc., Accurate Metal Machining, Inc., Pioneer Industries, LLC, and Flight Microwave Corporation (collectively, the "Excluded Acquisitions") which were acquired during the year ended October 31, 2022, and whose financial statements constitute 13.6% of total assets and 3.3% of net sales of the Company's consolidated financial statement amounts as of and for the year ended October 31, 2022, respectively. Accordingly, our audit did not include the internal control over financial reporting of the Excluded Acquisitions.

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

Index
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
December 21, 2022

Item 9B.    OTHER INFORMATION

None.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    Information concerning the members of the Board of Directors of the Company, including the Finance/Audit Committee of the Board of Directors, the independence of its members and the "audit committee financial expert" as defined by the Securities and Exchange Commission ("Commission"), as well as information concerning other corporate governance matters and compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2022.

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

Item 11.    EXECUTIVE COMPENSATION

    Information concerning executive compensation required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2022.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
    Information concerning security ownership of certain beneficial owners and management and related stockholder matters required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2022.
Equity Compensation Plan Information
    The following table summarizes information about our equity compensation plans as of October 31, 2022 (in thousands, except per share data):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (2)
Equity compensation plans approved by security holders (1)	3,629	$59.44	3,324
Equity compensation plans not approved by security holders	—	—	—
Total	3,629	$59.44	3,324
__________________

(1)Represents aggregated information pertaining to our three equity compensation plans: the HEICO Corporation 2018 Incentive Compensation Plan, the 2012 Incentive Compensation Plan and the Non-Qualified Stock Option Plan. See Note 11, Share-Based Compensation, of the Notes to Consolidated Financial Statements for further information regarding these plans.

(2)Shares are available for future grant in column (c) solely under the HEICO Corporation 2018 Incentive Compensation Plan, under a formula that counts one share against the available share reserve for each one share subject to a stock option or stock appreciation right, and counts 2.5 shares against the available share reserve for each one share subject to a restricted stock award, a restricted stock unit award, a free-standing dividend equivalent award, or any other stock-based award or a performance award denominated in shares. Additionally, the remaining number of securities available for future issuance may be designated as Common Stock and/or Class A Common Stock in such proportions as shall be determined by the Board of Directors or the Stock Option Plan Committee at its sole discretion.

Index
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    Information concerning certain relationships and related transactions and director independence required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2022.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Information concerning fees and services by the principal accountant required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2022.

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

3.6	—	Articles of Amendment of the Articles of Incorporation of the Registrant, dated March 26, 2012, are incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 29, 2012. *

3.7	—	Articles of Amendment of the Articles of Incorporation of the Registrant, dated March 16, 2018, are incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 20, 2018. *

3.8	—	Amended and Restated Bylaws of the Registrant, effective as of September 22, 2014, are incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 25, 2014. *

4.1	—	Description of HEICO Corporation Capital Stock is incorporated by reference to Exhibit 4.1 to the Form 10-K for the year ended October 31, 2019. *

10.1#	—	HEICO Savings and Investment Plan, as amended and restated effective as of March 30, 2022 is incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended April 30, 2022. *

10.2#	—	Non-Qualified Stock Option Agreement for Directors, Officers and Employees is incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended October 31, 1985. *

10.3#	—	HEICO Corporation 2012 Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 29, 2012. *

Index

Exhibit		Description

10.4#	—	HEICO Corporation 2018 Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 20, 2018. *

10.5#	—	HEICO Corporation Directors’ Retirement Plan, as amended, dated as of May 31, 1991, is incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended October 31, 1992. *

10.6#	—
HEICO Corporation Leadership Compensation Plan, effective October 1, 2006, as Re-Amended and Restated effective January 1, 2017, is incorporated by reference to Exhibit 10.7 to the Form 10-K for the year ended October 31, 2016. *

10.7#	—	First Amendment to the HEICO Leadership Compensation Plan, as Re-Amended and Restated effective January 1, 2017 is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 24, 2021. *

10.8#	—
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

10.12	—
Second Amendment to Revolving Credit Agreement, effective as of April 7, 2022, among HEICO Corporation, as Borrower, the Lenders from time to time party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 14, 2022. *

Index

Exhibit		Description

10.13	—
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

10.14	—
Put Option Agreement, dated July 26, 2022, by and among HEICO Electronic Technologies Corp., EGEE International 2 SA, Faraday Management 1, Faraday Management 2 and Mr. Paul Maisonner, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 29, 2022. *

10.15	—
Securities Purchase Agreement, dated August 5, 2022, by and between HEICO Electronic Technologies Corporation, HEICO Corporation on the one hand and the Sellers Identified Herein on the other hand, with respect to Exxelia International, Faraday Management 1 and Faraday Management 2, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 9, 2022. *

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

Item 16. FORM 10-K SUMMARY

    None

Index
HEICO CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Year ended October 31,
	2022	2021	2020
Allowance for doubtful accounts (in thousands):
Allowance as of beginning of year	$10,874	$12,738	$3,666
(Deductions) additions charged to costs and expenses (a)	(1,070)	(1,720)	9,834
Additions charged (credited) to other accounts (b)	476	360	128
Deductions (c)	(1,947)	(504)	(890)
Allowance as of end of year	$8,333	$10,874	$12,738

(a)Additions charged to costs and expenses were higher in fiscal 2020 as compared to fiscal 2021 and fiscal 2022 principally due to potential collection difficulties from certain commercial aviation customers that filed for bankruptcy protection in fiscal 2020 as a result of the financial impact from the COVID-19 global pandemic (the "Pandemic").
(b)Principally additions from acquisitions and foreign currency translation adjustments.
(c)Principally write-offs of uncollectible accounts receivables.

	Year ended October 31,
	2022	2021	2020
Inventory valuation reserves (in thousands):
Reserves as of beginning of year	$142,593	$126,933	$103,821
Additions charged to costs and expenses (a)	13,980	17,202	27,030
Additions (deductions) charged to other accounts (b)	275	1,261	(63)
Deductions (c)	(1,853)	(2,803)	(3,855)
Reserves as of end of year	$154,995	$142,593	$126,933

(a)Additions charged to costs and expenses were higher in fiscal 2020 as compared to fiscal 2021 and fiscal 2022 principally due to the significant decline in global commercial air travel due to the Pandemic resulting in lower demand for the Company's commercial aviation products and services and certain specific obsolescence reserves following the announced retirement of certain aircraft types and engine platforms by major U.S. carriers.
(b)Principally additions from acquisitions and foreign currency translation adjustments.
(c)Principally write-offs of slow-moving, obsolete or damaged inventory.

Index
SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEICO CORPORATION

Date:	December 21, 2022	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position(s)	Date

/s/ LAURANS A. MENDELSON	Chairman of the Board; Chief Executive Officer; and Director (Principal Executive Officer)	December 21, 2022
Laurans A. Mendelson

/s/ THOMAS M. CULLIGAN	Director	December 21, 2022
Thomas M. Culligan

/s/ ADOLFO HENRIQUES	Director	December 21, 2022
Adolfo Henriques

/s/ MARK H. HILDEBRANDT	Director	December 21, 2022
Mark H. Hildebrandt

/s/ ERIC A. MENDELSON	Co-President and Director	December 21, 2022
Eric A. Mendelson

/s/ VICTOR H. MENDELSON	Co-President and Director	December 21, 2022
Victor H. Mendelson

/s/ JULIE NEITZEL	Director	December 21, 2022
Julie Neitzel

/s/ ALAN SCHRIESHEIM	Director	December 21, 2022
Alan Schriesheim

/s/ FRANK J. SCHWITTER	Director	December 21, 2022
Frank J. Schwitter