Form 10-Q
period 2023-01-31
HEICO CORP
filed 2023-03-01
CIK 46619

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of February 27, 2023 is as follows:

Common Stock, $.01 par value	54,660,048	shares
Class A Common Stock, $.01 par value	82,231,513	shares

Index
HEICO CORPORATION

Index
PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	January 31, 2023	October 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$142,619	$139,504
Accounts receivable, net	325,764	294,848
Contract assets	101,540	93,978
Inventories, net	697,495	582,471
Prepaid expenses and other current assets	51,381	41,929
Total current assets	1,318,799	1,152,730

Property, plant and equipment, net	274,403	225,879
Goodwill	1,994,347	1,672,425
Intangible assets, net	873,722	733,327
Other assets	343,349	311,135
Total assets	$4,804,620	$4,095,496

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,615	$1,654
Trade accounts payable	134,836	116,551
Accrued expenses and other current liabilities	290,693	290,199
Income taxes payable	26,352	12,455
Total current liabilities	453,496	420,859

Long-term debt, net of current maturities	781,174	288,620
Deferred income taxes	113,477	71,162
Other long-term liabilities	372,012	338,948
Total liabilities	1,720,159	1,119,589

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 3)	340,287	327,601

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 shares authorized; 54,660 and 54,519 shares issued and outstanding	547	545
Class A Common Stock, $.01 par value per share; 150,000 shares authorized; 82,218 and 82,093 shares issued and outstanding	822	821
Capital in excess of par value	388,603	397,337
Deferred compensation obligation	6,171	5,297
HEICO stock held by irrevocable trust	(6,171)	(5,297)
Accumulated other comprehensive loss	(19,358)	(46,499)
Retained earnings	2,328,523	2,253,932
Total HEICO shareholders’ equity	2,699,137	2,606,136
Noncontrolling interests	45,037	42,170
Total shareholders’ equity	2,744,174	2,648,306
Total liabilities and equity	$4,804,620	$4,095,496
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Three months ended January 31,
	2023	2022

Net sales	$620,915	$490,343

Operating costs and expenses:
Cost of sales	377,116	300,133
Selling, general and administrative expenses	114,365	91,388

Total operating costs and expenses	491,481	391,521

Operating income	129,434	98,822

Interest expense	(6,068)	(796)
Other income	639	226

Income before income taxes and noncontrolling interests	124,005	98,252

Income tax expense	21,000	4,000

Net income from consolidated operations	103,005	94,252

Less: Net income attributable to noncontrolling interests	9,978	7,331

Net income attributable to HEICO	$93,027	$86,921

Net income per share attributable to HEICO shareholders:
Basic	$.68	$.64
Diluted	$.67	$.63

Weighted average number of common shares outstanding:
Basic	136,655	135,635
Diluted	138,579	137,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Three months ended January 31,
	2023	2022

Net income from consolidated operations	$103,005	$94,252
Other comprehensive income (loss):
Foreign currency translation adjustments	28,385	(8,751)
Amortization of unrealized loss on defined benefit pension plan, net of tax	15	11
Total other comprehensive income (loss)	28,400	(8,740)
Comprehensive income from consolidated operations	131,405	85,512
Net income attributable to noncontrolling interests	9,978	7,331
Foreign currency translation adjustments attributable to noncontrolling interests	1,259	(330)
Comprehensive income attributable to noncontrolling interests	11,237	7,001
Comprehensive income attributable to HEICO	$120,168	$78,511
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2022	$327,601	$545	$821	$397,337	$5,297	($5,297)	($46,499)	$2,253,932	$42,170	$2,648,306
Comprehensive income	7,980	—	—	—	—	—	27,141	93,027	3,257	123,425
Cash dividends ($.10 per share)	—	—	—	—	—	—	—	(13,668)	—	(13,668)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	1,964	—	—	—	—	—	1,964
Share-based compensation expense	—	—	—	2,812	—	—	—	—	—	2,812
Proceeds from stock option exercises	—	2	1	2,842	—	—	—	—	—	2,845
Redemptions of common stock related to stock option exercises	—	—	—	(14,805)	—	—	—	—	—	(14,805)
Noncontrolling interests assumed related to acquisitions	12,050	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(10,901)	—	—	—	—	—	—	—	(390)	(390)
Acquisitions of noncontrolling interests	(1,059)	—	—	(1,674)	—	—	—	—	—	(1,674)
Adjustments to redemption amount of redeemable noncontrolling interests	4,616	—	—	—	—	—	—	(4,616)	—	(4,616)
Deferred compensation obligation	—	—	—	—	874	(874)	—	—	—	—
Other	—	—	—	127	—	—	—	(152)	—	(25)
Balances as of January 31, 2023	$340,287	$547	$822	$388,603	$6,171	($6,171)	($19,358)	$2,328,523	$45,037	$2,744,174

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2021	$252,587	$543	$812	$320,747	$5,297	($5,297)	($8,552)	$1,949,521	$33,868	$2,296,939
Comprehensive income (loss)	4,141	—	—	—	—	—	(8,410)	86,921	2,860	81,371
Cash dividends ($.09 per share)	—	—	—	—	—	—	—	(12,227)	—	(12,227)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	1,670	—	—	—	—	—	1,670
Share-based compensation expense	—	—	—	3,614	—	—	—	—	—	3,614
Proceeds from stock option exercises	—	3	3	763	—	—	—	—	—	769
Redemptions of common stock related to stock option exercises	—	(1)	(1)	(23,621)	—	—	—	—	—	(23,623)
Noncontrolling interests assumed related to acquisitions	172	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(5,883)	—	—	—	—	—	—	—	(163)	(163)
Adjustments to redemption amount of redeemable noncontrolling interests	5,225	—	—	—	—	—	—	(5,225)	—	(5,225)
Other	2,047	—	—	(1,069)	—	—	—	—	—	(1,069)
Balances as of January 31, 2022	$258,289	$545	$814	$302,104	$5,297	($5,297)	($16,962)	$2,018,990	$36,565	$2,342,056
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Three months ended January 31,
	2023	2022
Operating Activities:
Net income from consolidated operations	$103,005	$94,252
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	27,060	23,222
Employer contributions to HEICO Savings and Investment Plan	3,814	3,165
Share-based compensation expense	2,812	3,614
Increase (decrease) in accrued contingent consideration, net	1,336	(114)
Deferred income tax provision (benefit)	980	(322)
Payment of contingent consideration	(6,299)	—
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(7,095)	16,191
Increase in contract assets	(7,303)	(1,780)
Increase in inventories	(52,041)	(26,967)
Increase in prepaid expenses and other current assets	(860)	(9,005)
(Decrease) increase in trade accounts payable	(1,992)	2,469
Decrease in accrued expenses and other current liabilities	(7,583)	(38,725)
Increase (decrease) in income taxes payable	13,839	(72)
Net changes in other long-term liabilities and assets related to HEICO Leadership Compensation Plan	8,892	11,603
Other	(1,879)	449
Net cash provided by operating activities	76,686	77,980

Investing Activities:
Acquisitions, net of cash acquired	(503,736)	—
Investments related to HEICO Leadership Compensation Plan	(11,800)	(10,100)
Capital expenditures	(10,846)	(8,691)
Other	402	(1,168)
Net cash used in investing activities	(525,980)	(19,959)

Financing Activities:
Borrowings on revolving credit facility	531,000	26,000
Payments on revolving credit facility	(38,000)	(25,000)
Redemptions of common stock related to stock option exercises	(14,805)	(23,623)
Cash dividends paid	(13,668)	(12,227)
Distributions to noncontrolling interests	(11,291)	(6,046)
Payment of contingent consideration	(3,710)	—
Acquisitions of noncontrolling interests	(2,733)	—
Proceeds from stock option exercises	2,845	769
Other	(463)	207
Net cash provided by (used in) financing activities	449,175	(39,920)

Effect of exchange rate changes on cash	3,234	(1,581)

Net increase in cash and cash equivalents	3,115	16,520
Cash and cash equivalents at beginning of year	139,504	108,298
Cash and cash equivalents at end of period	$142,619	$124,818
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2022. The October 31, 2022 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the three months ended January 31, 2023 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The Company has two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. ("HFSC") and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

The Company’s results of operations in the first quarter of fiscal 2023 continued to reflect the adverse impact from the COVID-19 pandemic, including its impact on the Company's supply chain. Despite the aforementioned, the Company experienced continued improvement in operating results in the first quarter of fiscal 2023 as compared to the first quarter of fiscal 2022 principally reflecting improved demand for its commercial aerospace products. The Flight Support Group has reported ten consecutive quarters of improvement in net sales and operating income resulting from commercial air travel recovery in certain domestic travel markets, moderated by a slower recovery in international travel markets.

New Accounting Pronouncement

    In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, "Revenue from Contracts with

Index
Customers," as if the acquirer had originated the contracts. The Company adopted ASU 2021-08 in the first quarter of fiscal 2023, resulting in no material effect on the Company's consolidated results of operations, financial position or cash flows.

2.     ACQUISITION

On January 5, 2023, the Company, through HEICO Electronic, acquired 93.69% of the outstanding common stock and all of the preferred stock of Exxelia International SAS (“Exxelia”). Exxelia designs, manufactures and sells high reliability (“Hi-Rel”), complex, passive electronic components and rotary joint assemblies for mostly aerospace and defense applications, in addition to other high-end applications, such as medical and energy uses, including emerging “clean energy” and electrification applications. The Company believes that this acquisition will further HEICO's strategy of expanding its already wide range of mission-critical and Hi-Rel components for the most demanding applications, as well as provide HEICO with added broad geographic and product diversity, including in the important European market. The remaining 6.31% interest continues to be owned by certain members of Exxelia's management team (see Note 3, Selected Financial Statement Information - Redeemable Noncontrolling Interests, for additional information). Additionally, as a result of this acquisition, the Company also obtained a 90% ownership interest in Alcon Electronics Pvt. Ltd. (“Alcon”), which is an existing subsidiary of Exxelia. The remaining 10% interest continues to be owned by a certain member of Alcon’s management team (See Note 3, Selected Financial Statement Information – Redeemable Noncontrolling Interests, for additional information). The purchase price of this acquisition was paid in cash, using proceeds from the Company's revolving credit facility.

The following table summarizes the total consideration for the acquisition of Exxelia (in thousands):

Cash paid	$515,785
Less: cash acquired	(14,257)
Total consideration paid, net	$501,528

As noted above, the Company acquired all of the preferred stock of Exxelia. Pursuant to the terms of the acquisition, Exxelia’s preferred stock accrues dividends at 5.18% per annum. Additionally, in connection with the acquisition, HEICO issued Exxelia a ten-year €150 million note, which accrues interest at 4.7% per annum on the principal outstanding. The Company records foreign currency transaction adjustments on the note receivable within selling, general and administrative ("SG&A") expenses in its Condensed Consolidated Statements of Operations.

Index
The following table summarizes the allocation of the total consideration for the acquisition of Exxelia to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed (in thousands):

Assets acquired:
Goodwill	$306,356
Customer relationships	66,844
Intellectual property	56,307
Trade name	29,271
Inventories	55,875
Property, plant and equipment	43,704
Accounts receivable	21,056
Other assets	17,031
Total assets acquired, excluding cash	596,444

Liabilities assumed:
Deferred income taxes	40,593
Accounts payable	18,671
Accrued expenses	15,004
Other liabilities	8,585
Total liabilities assumed	82,853

Noncontrolling interests in consolidated subsidiaries	12,063

Net assets acquired, excluding cash	$501,528

The allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company obtains final information regarding their fair values. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of Exxelia and the value of its assembled workforce that do not qualify for separate recognition, however, benefit both the Company and the noncontrolling interest holders. The fair value of the noncontrolling interests were determined based on the consideration paid by the Company for its controlling ownership interest adjusted for a lack of control that a market participant would consider when estimating the fair value of the noncontrolling interest. The amortization period of the customer relationships, intellectual property and trade name acquired is 18 years, 16 years and indefinite, respectively. Acquisition costs associated with the purchase of Exxelia totaled $5.1 million for the three months ended January 31, 2023 and were recorded as a component of SG&A expenses in the Company's Condensed Consolidated Statement of Operations. The operating results of Exxelia were included in the Company’s results of operations from the effective acquisition date. For the three months ended January 31, 2023, the Company's consolidated net sales includes $15.0 million from the acquisition of Exxelia, and the acquisition did not have a material impact on net income attributable to HEICO.

Index
The following table presents unaudited pro forma financial information for the three months ended January 31, 2023 and January 31, 2022 as if the acquisition of Exxelia had occurred as of November 1, 2021 (in thousands, except per share data):

	Three months ended
	January 31, 2023	January 31, 2022
Net sales	$660,318	$539,014
Net income from consolidated operations	$119,116	$87,151
Net income attributable to HEICO	$108,417	$79,993
Net income per share attributable to HEICO shareholders:
Basic	$.79	$.59
Diluted	$.78	$.58

The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place as of November 1, 2021. The unaudited pro forma financial information includes adjustments to historical amounts such as increased interest expense associated with borrowings to finance the acquisition, foreign currency transaction adjustments on the note receivable from Exxelia, the reclassification of acquisition costs associated with the purchase of Exxelia from fiscal 2023 to fiscal 2022, additional amortization expense related to the intangible assets acquired, and inventory purchase accounting adjustments charged to cost of sales as the inventory is sold.

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	January 31, 2023	October 31, 2022
Accounts receivable	$335,706	$303,181
Less: Allowance for doubtful accounts	(9,942)	(8,333)
Accounts receivable, net	$325,764	$294,848

Inventories

(in thousands)	January 31, 2023	October 31, 2022
Finished products	$338,764	$285,024
Work in process	80,861	59,739
Materials, parts, assemblies and supplies	277,870	237,708
Inventories, net of valuation reserves	$697,495	$582,471

Index
Property, Plant and Equipment

(in thousands)	January 31, 2023	October 31, 2022
Land	$19,161	$17,579
Buildings and improvements	168,765	148,598
Machinery, equipment and tooling	353,710	322,252
Construction in progress	22,040	14,533
	563,676	502,962
Less: Accumulated depreciation and amortization	(289,273)	(277,083)
Property, plant and equipment, net	$274,403	$225,879

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $19.3 million as of January 31, 2023 and $17.9 million as of October 31, 2022. The total customer rebates and credits deducted within net sales for the three months ended January 31, 2023 and 2022 was $2.2 million and $1.7 million, respectively.

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the three months ended January 31, 2023 and 2022 is as follows (in thousands):

	Three months ended January 31,
	2023	2022
R&D expenses	$20,238	$18,396

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

	January 31, 2023	October 31, 2022
Redeemable at fair value	$300,522	$300,693
Redeemable based on a multiple of future earnings	39,765	26,908
Redeemable noncontrolling interests	$340,287	$327,601

Index
As discussed in Note 2, Acquisition, the Company, through HEICO Electronic, acquired 93.69% of the common stock of Exxelia in January 2023. As part of the liquidity agreement, the noncontrolling interest holders have the right to cause the Company to purchase their equity interest beginning in fiscal 2028, or sooner under certain conditions, and the Company has the right to purchase the same equity interest beginning in the same period.

As discussed in Note 2, Acquisition, the Company, as a result of its acquisition of Exxelia, acquired 90% of the stock of Alcon in January 2023. As part of the shareholders' agreement, the noncontrolling interest holder has the right to cause the Company to purchase their equity interest beginning in fiscal 2025, or sooner under certain conditions, and the Company has the right to purchase the same equity interest beginning in the same period.

During fiscal 2022, the holder of a 19.9% noncontrolling equity interest in a subsidiary of the FSG that was acquired in fiscal 2015 exercised their option to cause the Company to purchase their noncontrolling interest over a four-year period ending in fiscal 2026. Accordingly, the Company acquired one-fourth of such interest in December 2022, which increased the Company's ownership interest in the subsidiary to 85.1%.

Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss for the three months ended January 31, 2023 are as follows (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balances as of October 31, 2022	($45,369)	($1,130)	($46,499)
Unrealized gain	27,126	—	27,126
Amortization of unrealized loss	—	15	15
Balances as of January 31, 2023	($18,243)	($1,115)	($19,358)

Index
4.     GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill by operating segment for the three months ended January 31, 2023 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2022	$561,961	$1,110,464	$1,672,425
Goodwill acquired	—	306,356	306,356
Foreign currency translation adjustments	3,157	10,914	14,071
Adjustments to goodwill	(955)	2,450	1,495
Balances as of January 31, 2023	$564,163	$1,430,184	$1,994,347

The goodwill acquired pertains to the fiscal 2023 acquisition described in Note 2, Acquisition, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed. The Company is assessing how much, if any, of the goodwill acquired in fiscal 2023 will be deductible for income tax purposes. Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Condensed Consolidated Statements of Comprehensive Income. The adjustments to goodwill represent immaterial measurement period adjustments to the purchase consideration allocation of certain fiscal 2022 acquisitions.

Identifiable intangible assets consist of the following (in thousands):

	As of January 31, 2023			As of October 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$605,707	($217,828)	$387,879	$539,529	($208,127)	$331,402
Intellectual property	342,994	(105,341)	237,653	284,171	(98,983)	185,188
Other	8,783	(7,175)	1,608	8,700	(7,017)	1,683
	957,484	(330,344)	627,140	832,400	(314,127)	518,273
Non-Amortizing Assets:
Trade names	246,582	—	246,582	215,054	—	215,054
	$1,204,066	($330,344)	$873,722	$1,047,454	($314,127)	$733,327
    The increase in the gross carrying amount of customer relationships, intellectual property and trade names as of January 31, 2023 compared to October 31, 2022 principally relates to such intangible assets recognized in connection with the fiscal 2023 acquisition (see Note 2, Acquisition).

Amortization expense related to intangible assets for the three months ended January 31, 2023 and 2022 was $17.8 million and $15.0 million, respectively. Amortization expense related

Index
to intangible assets for the remainder of fiscal 2023 is estimated to be $55.9 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $70.1 million in fiscal 2024, $65.4 million in fiscal 2025, $60.7 million in fiscal 2026, $57.4 million in fiscal 2027, $53.1 million in fiscal 2028, and $264.5 million thereafter.

5.     LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

	January 31, 2023	October 31, 2022
Borrowings under revolving credit facility	$768,000	$275,000
Finance leases and note payable	14,789	15,274
	782,789	290,274
Less: Current maturities of long-term debt	(1,615)	(1,654)
	$781,174	$288,620

The Company's borrowings under its revolving credit facility mature in fiscal 2025. As of January 31, 2023 and October 31 2022, the weighted average interest rate on borrowings under the Company's revolving credit facility was 5.5% and 4.6%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of January 31, 2023, the Company was in compliance with all such covenants.

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

    Changes in the Company’s contract assets and liabilities for the three months ended January 31, 2023 are as follows (in thousands):

	January 31, 2023	October 31, 2022	Change
Contract assets	$101,540	$93,978	$7,562
Contract liabilities	83,876	58,757	25,119
Net contract assets	$17,664	$35,221	($17,557)

The increase in the Company's contract assets during the first quarter of fiscal 2023 mainly reflects additional unbilled receivables on certain customer contracts using an over-time recognition model in excess of billings on certain customer contracts at both the ETG and FSG.

Index
The increase in the Company's contract liabilities during the first quarter of fiscal 2023 principally reflects the receipt of advance deposits on certain customer contracts mainly at the FSG.

The amount of revenue that the Company recognized during the first quarter of fiscal 2023 that was included in contract liabilities as of the beginning of fiscal 2023 was $20.3 million.

Remaining Performance Obligations

    As of January 31, 2023, the Company had $580.3 million of remaining performance obligations associated with contracts with an original duration of greater than one year pertaining to the majority of the products offered by the ETG as well as certain products of the FSG's specialty products and aftermarket replacement parts product lines. The Company will recognize net sales as these obligations are satisfied. The Company expects to recognize $251.8 million of this amount during the remainder of fiscal 2023 and $328.5 million thereafter, of which a little over half is expected to occur in fiscal 2024.

Disaggregation of Revenue

    The following table summarizes the Company’s net sales by product line for each operating segment (in thousands):

	Three months ended January 31,
	2023	2022
Flight Support Group:
Aftermarket replacement parts (1)	$208,643	$150,901
Specialty products (2)	91,485	59,293
Repair and overhaul parts and services (3)	71,150	62,487
Total net sales	371,278	272,681

Electronic Technologies Group:
Electronic component parts primarily for defense, space and aerospace equipment (4)	174,578	157,468
Electronic component parts for equipment in various other industries (5)	80,481	64,868
Total net sales	255,059	222,336

Intersegment sales	(5,422)	(4,674)

Total consolidated net sales	$620,915	$490,343

(1)    Includes various jet engine and aircraft component replacement parts.

Index
(2)    Includes primarily the sale of specialty components such as thermal insulation blankets, renewable/reusable insulation systems, advanced niche components, complex composite assemblies, and expanded foil mesh as well as machining, brazing, fabricating and welding services generally to original equipment manufacturers.
(3)    Includes primarily the sale of parts consumed in various repair and overhaul services on selected jet engine and aircraft components, avionics, instruments, composites and flight surfaces of commercial and military aircraft.
(4)    Includes various component parts such as electro-optical infrared simulation and test equipment, electro-optical laser products, electro-optical, microwave and other power equipment, high-speed interface products, power conversion products, underwater locator beacons, emergency locator transmission beacons, traveling wave tube amplifiers, microwave power modules, a wide variety of memory products and radio frequency (RF) and microwave products, crashworthy and ballistically self-sealing auxiliary fuel systems, high performance communications and electronic intercept receivers and tuners, high performance active antenna systems and airborne antennas, technical surveillance countermeasures (TSCM) equipment, custom high power filters and filter assemblies, radiation assurance services and products, and high-reliability, complex, passive electronic components and rotary joint assemblies.
(5)    Includes various component parts such as electromagnetic and radio frequency interference shielding, high voltage interconnection devices, high voltage advanced power electronics, harsh environment connectivity products, custom molded cable assemblies, silicone material for a variety of demanding applications, and rugged small form-factor embedded computing solutions, and high performance test sockets and adaptors.

    The following table summarizes the Company’s net sales by industry for each operating segment (in thousands):

	Three months ended January 31,
	2023	2022
Flight Support Group:
Aerospace	$254,540	$202,405
Defense and Space	95,642	58,655
Other (1)	21,096	11,621
Total net sales	371,278	272,681

Electronic Technologies Group:
Defense and Space	121,962	131,447
Other (2)	97,770	73,363
Aerospace	35,327	17,526
Total net sales	255,059	222,336

Intersegment sales	(5,422)	(4,674)

Total consolidated net sales	$620,915	$490,343

Index
(1)    Principally industrial products.
(2)    Principally other electronics and medical products.

7.     INCOME TAXES

The Company's effective tax rate was 16.9% in the first quarter of fiscal 2023, as compared to 4.1% in the first quarter of fiscal 2022. The increase in the Company's effective tax rate principally reflects a larger tax benefit from stock option exercises recognized in the first quarter of fiscal 2022. The Company recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2023 and 2022 of $6.2 million and $17.8 million, respectively.

8.    FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of January 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$218,964	$—	$218,964
Money market fund	15,317	—	—	15,317
Total assets	$15,317	$218,964	$—	$234,281

Liabilities:
Contingent consideration	$—	$—	$74,385	$74,385

	As of October 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$201,239	$—	$201,239
Money market fund	3,477	—	—	3,477
Total assets	$3,477	$201,239	$—	$204,716

Liabilities:
Contingent consideration	$—	$—	$82,803	$82,803

Index
The Company maintains the HEICO Corporation Leadership Compensation Plan (the "LCP"), which is a non-qualified deferred compensation plan. The assets of the LCP principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company, and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The assets of the LCP are held within an irrevocable trust and classified within other assets in the Company’s Condensed Consolidated Balance Sheets. The related liabilities of the LCP are included within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $232.9 million as of January 31, 2023 and $203.0 million as of October 31, 2022.

As part of the agreement to acquire 80.36% of the stock of a subsidiary by the ETG in fiscal 2022, the Company may be obligated to pay contingent consideration of up to $12.1 million in fiscal 2027 based on the earnings of the acquired entity during fiscal years 2025 and 2026 provided the entity meets a certain earnings objective during each of fiscal years 2024 to 2026. As of January 31, 2023, the estimated fair value of the contingent consideration was $6.1 million.

As part of the agreement to acquire 96% of the stock of a subsidiary by the FSG in fiscal 2022, the Company may be obligated to pay contingent consideration of up to $27.4 million in fiscal 2027 based on the earnings of the acquired entity during fiscal years 2025 and 2026 provided the entity meets certain earnings objectives during each of fiscal years 2022 to 2024. As of January 31, 2023, the estimated fair value of the contingent consideration was $13.3 million.

As part of the agreement to acquire 74% of the membership interests of a subsidiary by the FSG in fiscal 2022, the Company may be obligated to pay contingent consideration of $14.1 million in fiscal 2027 should the acquired entity meet a certain earnings objective during the five-year period following the acquisition. As of January 31, 2023, the estimated fair value of the contingent consideration was $9.5 million.

As part of the agreement to acquire 89% of the membership interests of a subsidiary by the FSG in fiscal 2021, the Company may be obligated to pay contingent consideration of $8.9 million as early as in fiscal 2024 should the acquired entity meet a certain earnings objective during the three-year period following the acquisition. Additionally, the Company may be obligated to pay contingent consideration of up to $17.8 million as early as in fiscal 2026 should the acquired entity meet a certain earnings objective during the three-year period following the second anniversary of the acquisition. As of January 31, 2023, the estimated fair value of the contingent consideration was $18.0 million.

As part of the agreement to acquire 89.99% of the equity interests of a subsidiary by the ETG in fiscal 2020, the Company may be obligated to pay contingent consideration of up to CAD $13.5 million, or $10.0 million, in fiscal 2025 should the acquired entity meet certain earnings objectives during fiscal 2023 and 2024. As of January 31, 2023, the estimated fair

Index
value of the contingent consideration was CAD $11.1 million, or $8.3 million. Additionally, the acquired entity achieved a required earnings objective during fiscal years 2021 and 2022 that entitled it to additional contingent consideration of CAD $13.5 million, or $10.0 million, which was paid in the first quarter of fiscal 2023.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2017, the Company may be obligated to pay contingent consideration of $20.0 million in fiscal 2023 should the acquired entity meet a certain earnings objective during the first six years following the acquisition. As of January 31, 2023, the estimated fair value of the contingent consideration was $19.2 million.

The following unobservable inputs were used to derive the estimated fair value of the Company's Level 3 contingent consideration liabilities as of January 31, 2023 ($ in thousands):

		Unobservable		Weighted
Acquisition Date	Fair Value	Input	Range	Average (1)
9-1-2022	$6,112	Compound annual revenue growth rate	0% - 17%	13%
		Discount rate	7.9% - 7.9%	7.9%

7-18-2022	13,309	Compound annual revenue growth rate	(1%) - 6%	3%
		Discount rate	7.9% - 7.9%	7.9%

3-17-2022	9,494	Compound annual revenue growth rate	(3%) - 7%	2%
		Discount rate	6.9% - 6.9%	6.9%

8-4-2021	17,957	Compound annual revenue growth rate	3% - 10%	8%
		Discount rate	7.9% - 8.6%	8.1%

8-18-2020	8,280	Compound annual revenue growth rate	15% - 24%	22%
		Discount rate	8.6% - 8.6%	8.6%

9-15-2017	19,233	Compound annual revenue growth rate	0% - 6%	5%
		Discount rate	5.9% - 5.9%	5.9%

(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

Index
Changes in the Company’s contingent consideration liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended January 31, 2023 are as follows (in thousands):

Liabilities
Balance as of October 31, 2022	$82,803
Payment of contingent consideration	(10,009)
Increase in accrued contingent consideration, net	1,336
Foreign currency transaction adjustments	255
$74,385

Included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$19,233
Other long-term liabilities	55,152
$74,385

The Company records changes in accrued contingent consideration and foreign currency transaction adjustments within SG&A expenses in its Condensed Consolidated Statements of Operations.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of January 31, 2023 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

Index
9.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS
    The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Three months ended January 31,
	2023	2022
Numerator:
Net income attributable to HEICO	$93,027	$86,921

Denominator:
Weighted average common shares outstanding - basic	136,655	135,635
Effect of dilutive stock options	1,924	2,331
Weighted average common shares outstanding - diluted	138,579	137,966

Net income per share attributable to HEICO shareholders:
Basic	$.68	$.64
Diluted	$.67	$.63

Anti-dilutive stock options excluded	750	728

Index
10.    OPERATING SEGMENTS
    Information on the Company’s two operating segments, the FSG and the ETG, for the three months ended January 31, 2023 and 2022, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	Segment
	FSG	ETG
Three months ended January 31, 2023:
Net sales	$371,278	$255,059	($5,422)	$620,915
Depreciation	4,178	3,938	270	8,386
Amortization	6,731	11,669	274	18,674
Operating income	83,609	56,537	(10,712)	129,434
Capital expenditures	6,653	4,089	104	10,846

Three months ended January 31, 2022:
Net sales	$272,681	$222,336	($4,674)	$490,343
Depreciation	3,718	3,366	246	7,330
Amortization	5,513	10,092	287	15,892
Operating income	52,376	55,588	(9,142)	98,822
Capital expenditures	3,582	5,070	39	8,691

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Total assets by operating segment are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of January 31, 2023	$1,678,148	$2,859,097	$267,375	$4,804,620
Total assets as of October 31, 2022	1,635,229	2,230,744	229,523	4,095,496

11.     COMMITMENTS AND CONTINGENCIES
Guarantees
As of January 31, 2023, the Company has arranged for standby letters of credit aggregating $22.9 million, which are supported by its revolving credit facility and principally pertain to performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries as well as payment guarantees related to potential workers' compensation claims and a facility lease.

Index
Product Warranty
Changes in the Company’s product warranty liability for the three months ended January 31, 2023 and 2022, respectively, are as follows (in thousands):

	Three months ended January 31,
	2023	2022
Balances as of beginning of fiscal year	$3,296	$3,379
Accruals for warranties	775	641
Warranty claims settled	(591)	(541)
Balances as of January 31	$3,480	$3,479

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2022. There have been no material changes to our critical accounting policies during the three months ended January 31, 2023.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Our results of operations in the first quarter of fiscal 2023 continued to reflect the adverse impact from the COVID-19 pandemic, including its impact on our supply chain. Despite the aforementioned, we experienced continued improvement in operating results in the first quarter of fiscal 2023 as compared to the first quarter of fiscal 2022 principally reflecting improved demand for our commercial aerospace products. The Flight Support Group has reported ten consecutive quarters of improvement in net sales and operating income resulting from commercial air travel recovery in certain domestic travel markets, moderated by a slower recovery in international travel markets.

Additionally, our results of operations for the three months ended January 31, 2023 have been affected by the fiscal 2022 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2022 and the fiscal 2023 acquisition as further detailed in Note 2, Acquisition, of the Notes to the Condensed Consolidated Financial Statements of this quarterly report.

Index
Results of Operations
The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Three months ended January 31,
	2023	2022
Net sales	$620,915	$490,343
Cost of sales	377,116	300,133
Selling, general and administrative expenses	114,365	91,388
Total operating costs and expenses	491,481	391,521
Operating income	$129,434	$98,822

Net sales by segment:
Flight Support Group	$371,278	$272,681
Electronic Technologies Group	255,059	222,336
Intersegment sales	(5,422)	(4,674)
	$620,915	$490,343

Operating income by segment:
Flight Support Group	$83,609	$52,376
Electronic Technologies Group	56,537	55,588
Other, primarily corporate	(10,712)	(9,142)
	$129,434	$98,822

Net sales	100.0%	100.0%
Gross profit	39.3%	38.8%
Selling, general and administrative expenses	18.4%	18.6%
Operating income	20.8%	20.2%
Interest expense	(1.0%)	(.2%)
Other income	.1%	—%
Income tax expense	3.4%	.8%
Net income attributable to noncontrolling interests	1.6%	1.5%
Net income attributable to HEICO	15.0%	17.7%

Index
Comparison of First Quarter of Fiscal 2023 to First Quarter of Fiscal 2022

Net Sales

Our consolidated net sales in the first quarter of fiscal 2023 increased by 27% to a record $620.9 million, up from net sales of $490.3 million in the first quarter of fiscal 2022. The increase in consolidated net sales principally reflects an increase of $98.6 million (a 36% increase) to a record $371.3 million within the FSG and an increase of $32.7 million (a 15% increase) to $255.1 million within the ETG. The net sales increase in the FSG reflects strong organic growth of 25% as well as net sales of $31.5 million contributed by our fiscal 2022 acquisitions. The FSG's organic growth reflects increased demand for the majority of our commercial aerospace products and services resulting from continued recovery in global commercial air travel as compared to the prior year. As such, organic net sales increased by $41.6 million, $16.9 million and $8.7 million within our aftermarket replacement parts, specialty products, and repair and overhaul parts and services product lines, respectively. The net sales increase in the ETG principally reflects $32.8 million contributed by our fiscal 2022 and 2023 acquisitions. The ETG's organic net sales were consistent with the prior year and principally reflected increased demand for our other electronics, aerospace and medical products resulting in net sales increases of $11.2 million, $4.5 million and $1.8 million, respectively, offset by decreased demand for our defense products resulting in a net sales decrease of $18.2 million. Although sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the first quarter of fiscal 2023, recent cost inflation and potential supply chain disruptions may lead to higher sales prices during the remainder of fiscal 2023.

Gross Profit and Operating Expenses

Our consolidated gross profit margin improved to 39.3% in the first quarter of fiscal 2023, up from 38.8% in the first quarter of fiscal 2022 principally reflecting a 2.7% improvement in the FSG's gross profit margin, partially offset by a 1.5% decrease in the ETG's gross profit margin. The increase in the FSG's gross profit margin principally reflects lower inventory obsolescence expenses in the first quarter of fiscal 2023 mainly due to increased demand within our aftermarket replacement parts product line, and the previously mentioned higher net sales within our aftermarket replacement parts and specialty products product lines. The reduction in the ETG's gross profit margin principally reflects the previously mentioned decrease in net sales for our defense products, partially offset by the previously mentioned increase in net sales for our other electronics and aerospace products. Total new product research and development expenses included within our consolidated cost of sales were $20.2 million in the first quarter of fiscal 2023, up from $18.4 million in the first quarter of fiscal 2022.

Our consolidated selling, general and administrative ("SG&A") expenses were $114.4 million in the first quarter of fiscal 2023, as compared to $91.4 million in the first quarter of fiscal 2022. The increase in consolidated SG&A expenses principally reflects $9.9 million attributable to our fiscal 2022 and 2023 acquisitions, a $4.8 million increase in acquisition costs mainly related to the fiscal 2023 acquisition and a $3.9 million increase in performance-based compensation expense.

Index
Our consolidated SG&A expenses as a percentage of net sales decreased to 18.4% in the first quarter of fiscal 2023, down from 18.6% in the first quarter of fiscal 2022. The decrease in consolidated SG&A expenses as a percentage of net sales principally reflects efficiencies realized from the higher net sales, partially offset by a .8% impact from the previously mentioned increase in acquisition costs.

Operating Income

Our consolidated operating income increased by 31% to $129.4 million in the first quarter of fiscal 2023, up from $98.8 million in the first quarter of fiscal 2022. The increase in consolidated operating income principally reflects a $31.2 million increase (a 60% increase) to a record $83.6 million in operating income of the FSG and a $.9 million increase (a 2% increase) to $56.5 million in operating income of the ETG. The increase in operating income of the FSG principally reflects the previously mentioned net sales growth, improved gross profit margin and efficiencies realized from the higher net sales volume. The increase in operating income of the ETG principally reflects the previously mentioned net sales increase, partially offset by a $5.1 million increase in acquisition costs related to the fiscal 2023 acquisition, and the previously mentioned lower gross profit margin.

Our consolidated operating income as a percentage of net sales increased to 20.8% in the first quarter of fiscal 2023, up from 20.2% in the first quarter of fiscal 2022. The increase principally reflects an increase in the FSG’s operating income as a percentage of net sales to 22.5% in the first quarter of fiscal 2023, up from 19.2% in the first quarter of fiscal 2022, partially offset by a decrease in the ETG's operating income as a percentage of net sales to 22.2% in the first quarter of fiscal 2023, as compared to 25.0% in the first quarter of fiscal 2022. The increase in the FSG’s operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margin and a .6% impact from a decrease in SG&A expenses as a percentage of net sales mainly reflecting the previously mentioned efficiencies. The decrease in the ETG's operating income as a percentage of net sales principally reflects the previously mentioned lower gross profit margin and a 1.3% impact from an increase in SG&A expenses as a percentage of net sales mainly from a 2.0% impact from the previously mentioned higher acquisition costs, partially offset by a .4% favorable impact from a decrease in performance-based compensation expense.

Interest Expense

Interest expense increased to $6.1 million in the first quarter of fiscal 2023, up from $.8 million in the first quarter of fiscal 2022. The increase was principally due to higher interest rates.

Index
Other Income

Other income in the first quarter of fiscal 2023 and 2022 was not material.

Income Tax Expense

Our effective tax rate was 16.9% in the first quarter of fiscal 2023, as compared to 4.1% in the first quarter of fiscal 2022. The increase in our effective tax rate principally reflects a larger tax benefit from stock option exercises recognized in the first quarter of fiscal 2022. We recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2023 and 2022 of $6.2 million and $17.8 million, respectively.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $10.0 million in the first quarter of fiscal 2023, as compared to $7.3 million in the first quarter of fiscal 2022. The increase in net income attributable to noncontrolling interests principally reflects improved operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held, inclusive of fiscal 2022 and 2023 acquisitions.
Net Income Attributable to HEICO

Net income attributable to HEICO increased by 7% to $93.0 million, or $.67 per diluted share, in the first quarter of fiscal 2023, up from $86.9 million, or $.63 per diluted share, in the first quarter of fiscal 2022 principally reflecting the previously mentioned higher consolidated operating income, partially offset by the increase in the effective tax rate.

Outlook

As we look ahead to the remainder of fiscal 2023, we continue to anticipate net sales growth in both the FSG and ETG, principally driven by demand for the majority of our products. Additionally, continued inflationary pressures and lingering supply chain disruptions stemming from the COVID-19 pandemic may lead to higher material and labor costs. During fiscal 2023, we plan to continue our commitments to developing new products and services, further market penetration, and an aggressive acquisition strategy while maintaining our financial strength and flexibility.

Index
Liquidity and Capital Resources

Our principal uses of cash include acquisitions, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. We now anticipate fiscal 2023 capital expenditures to be approximately $45 to $50 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility. The revolving credit facility contains both financial and non-financial covenants. As of January 31, 2023, we were in compliance with all such covenants and our total debt to shareholders’ equity ratio was 28.5%.

Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund our cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $76.7 million in the first quarter of fiscal 2023 and consisted primarily of net income from consolidated operations of $103.0 million, depreciation and amortization expense of $27.1 million (a non-cash item), net changes in other long-term liabilities and assets related to the HEICO LCP of $8.9 million (principally participant deferrals and employer contributions), $3.8 million in employer contributions to the HEICO Savings and Investment Plan (a non-cash item), and $2.8 million in share-based compensation expense (a non-cash item), partially offset by a $63.0 million increase in net working capital and a $6.3 million payment of contingent consideration. The increase in net working capital is inclusive of a $52.0 million increase in inventories to support an increase in consolidated backlog, a $7.3 million increase in contract assets and a $7.1 million increase in accounts receivable resulting from the timing of collections.

Net cash provided by operating activities decreased by $1.3 million in the first quarter of fiscal 2023 from $78.0 million in the first quarter of fiscal 2022. The decrease is principally attributable to a $6.3 million payment of contingent consideration and a $5.1 million increase in net working capital, partially offset by an $8.8 million increase in net income from consolidated operations. The increase in net working capital primarily resulted from the previously mentioned increases in inventories and accounts receivable, partially offset by increases in accrued expenses and other current liabilities and income taxes payable.

Investing Activities

Net cash used in investing activities totaled $526.0 million in the first quarter of fiscal 2023 and related primarily to acquisitions of $503.7 million, investments related to the LCP of $11.8 million and capital expenditures of $10.8 million. Further details regarding our fiscal 2023 acquisition may be found in Note 2, Acquisition, of the Notes to Condensed Consolidated Financial Statements.

Index
Financing Activities

Net cash provided by financing activities in the first quarter of fiscal 2023 totaled $449.2 million. During the first quarter of fiscal 2023, we borrowed $531.0 million under our revolving credit facility, which was partially offset by $38.0 million in payments made on our revolving credit facility, redemptions of common stock related to stock option exercises aggregating $14.8 million, $13.7 million of cash dividends on our common stock, $11.3 million of distributions to noncontrolling interests and $3.7 million of contingent consideration payments.

Other Obligations and Commitments

There have not been any material changes to our other obligations and commitments that were included in our Annual Report on Form 10-K for the year ended October 31, 2022.

New Accounting Pronouncement

    See Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncement, of the Notes to Condensed Consolidated Financial Statements for additional information.

Index
Forward-Looking Statements
Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature may be forward-looking and the words “anticipate,” “believe,” “expect,” “estimate” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to risks, uncertainties and contingencies. We have based these forward-looking statements on our current expectations and projections about future events. All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed in or implied by those forward-looking statements as a result of factors including, but not limited to: the severity, magnitude and duration of public health threats, such as the COVID-19 pandemic ("Health Emergencies"); HEICO's liquidity and the amount and timing of cash generation; lower commercial air travel caused by Health Emergencies and their aftermath, airline fleet changes or airline purchasing decisions, which could cause lower demand for our goods and services; product specification costs and requirements, which could cause an increase to our costs to complete contracts; governmental and regulatory demands, export policies and restrictions, reductions in defense, space or homeland security spending by U.S. and/or foreign customers or competition from existing and new competitors, which could reduce our sales; our ability to introduce new products and services at profitable pricing levels, which could reduce our sales or sales growth; product development or manufacturing difficulties, which could increase our product development and manufacturing costs and delay sales; our ability to make acquisitions, including obtaining any applicable domestic and/or foreign governmental approvals, and achieve operating synergies from acquired businesses; customer credit risk; interest, foreign currency exchange and income tax rates; economic conditions, including the effects of inflation, within and outside of the aviation, defense, space, medical, telecommunications and electronics industries, which could negatively impact our costs and revenues; and defense spending or budget cuts, which could reduce our defense-related revenue. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required by applicable law.

Index
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

There have not been any material changes in our assessment of HEICO’s sensitivity to market risk that was disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended October 31, 2022, except as discussed below:

In connection with our acquisition of Exxelia, we issued Exxelia a ten-year €150 million note, which accrues interest at 4.7% per annum on the principal outstanding. A hypothetical 10% strengthening of the United States ("U.S.") dollar in comparison to the Euro as of January 31, 2023 would decrease the U.S. dollar equivalent of our Euro note receivable by approximately $16.3 million and decrease operating income by the same amount.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

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

HEICO CORPORATION

Date:	March 1, 2023	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)