Form 10-Q
period 2023-04-30
HEICO CORP
filed 2023-05-24
CIK 46619

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of May 22, 2023 is as follows:

Common Stock, $.01 par value	54,705,934	shares
Class A Common Stock, $.01 par value	82,298,200	shares

Index
HEICO CORPORATION

Index
PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	April 30, 2023	October 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$127,161	$139,504
Accounts receivable, net	361,057	294,848
Contract assets	103,448	93,978
Inventories, net	721,569	582,471
Prepaid expenses and other current assets	53,404	41,929
Total current assets	1,366,639	1,152,730

Property, plant and equipment, net	273,856	225,879
Goodwill	2,031,235	1,672,425
Intangible assets, net	844,319	733,327
Other assets	354,150	311,135
Total assets	$4,870,199	$4,095,496

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$18,860	$1,654
Trade accounts payable	147,708	116,551
Accrued expenses and other current liabilities	296,159	290,199
Income taxes payable	4,101	12,455
Total current liabilities	466,828	420,859

Long-term debt, net of current maturities	735,779	288,620
Deferred income taxes	94,468	71,162
Other long-term liabilities	367,624	338,948
Total liabilities	1,664,699	1,119,589

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 3)	345,833	327,601

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 shares authorized; 54,701 and 54,519 shares issued and outstanding	547	545
Class A Common Stock, $.01 par value per share; 150,000 shares authorized; 82,278 and 82,093 shares issued and outstanding	823	821
Capital in excess of par value	398,991	397,337
Deferred compensation obligation	6,171	5,297
HEICO stock held by irrevocable trust	(6,171)	(5,297)
Accumulated other comprehensive loss	(17,626)	(46,499)
Retained earnings	2,435,155	2,253,932
Total HEICO shareholders’ equity	2,817,890	2,606,136
Noncontrolling interests	41,777	42,170
Total shareholders’ equity	2,859,667	2,648,306
Total liabilities and equity	$4,870,199	$4,095,496
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Six months ended April 30,		Three months ended April 30,
	2023	2022	2023	2022

Net sales	$1,308,756	$1,029,156	$687,841	$538,813

Operating costs and expenses:
Cost of sales	798,445	627,717	421,329	327,584
Selling, general and administrative expenses	223,787	179,840	109,422	88,452

Total operating costs and expenses	1,022,232	807,557	530,751	416,036

Operating income	286,524	221,599	157,090	122,777

Interest expense	(17,441)	(1,775)	(11,373)	(979)
Other income	982	540	343	314

Income before income taxes and noncontrolling interests	270,065	220,364	146,060	122,112

Income tax expense	52,000	33,000	31,000	29,000

Net income from consolidated operations	218,065	187,364	115,060	93,112

Less: Net income attributable to noncontrolling interests	19,918	15,433	9,940	8,102

Net income attributable to HEICO	$198,147	$171,931	$105,120	$85,010

Net income per share attributable to HEICO shareholders:
Basic	$1.45	$1.27	$.77	$.63
Diluted	$1.43	$1.25	$.76	$.62

Weighted average number of common shares outstanding:
Basic	136,786	135,763	136,916	135,891
Diluted	138,590	137,916	138,600	137,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Six months ended April 30,		Three months ended April 30,
	2023	2022	2023	2022

Net income from consolidated operations	$218,065	$187,364	$115,060	$93,112
Other comprehensive income (loss):
Foreign currency translation adjustments	30,379	(23,028)	1,994	(14,277)
Amortization of unrealized loss on defined benefit pension plan, net of tax	28	33	13	22
Total other comprehensive income (loss)	30,407	(22,995)	2,007	(14,255)
Comprehensive income from consolidated operations	248,472	164,369	117,067	78,857
Net income attributable to noncontrolling interests	19,918	15,433	9,940	8,102
Foreign currency translation adjustments attributable to noncontrolling interests	1,534	(993)	275	(663)
Comprehensive income attributable to noncontrolling interests	21,452	14,440	10,215	7,439
Comprehensive income attributable to HEICO	$227,020	$149,929	$106,852	$71,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Six Months Ended April 30, 2023 and 2022
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2022	$327,601	$545	$821	$397,337	$5,297	($5,297)	($46,499)	$2,253,932	$42,170	$2,648,306
Comprehensive income	15,356	—	—	—	—	—	28,873	198,147	6,096	233,116
Cash dividends ($.10 per share)	—	—	—	—	—	—	—	(13,668)	—	(13,668)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	7,760	—	—	—	—	—	7,760
Share-based compensation expense	—	—	—	6,055	—	—	—	—	—	6,055
Proceeds from stock option exercises	—	2	2	4,070	—	—	—	—	—	4,074
Redemptions of common stock related to stock option exercises	—	—	—	(14,811)	—	—	—	—	—	(14,811)
Noncontrolling interests assumed related to acquisitions	14,642	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(16,161)	—	—	—	—	—	—	—	(6,489)	(6,489)
Acquisitions of noncontrolling interests	(1,059)	—	—	(1,674)	—	—	—	—	—	(1,674)
Adjustments to redemption amount of redeemable noncontrolling interests	3,103	—	—	—	—	—	—	(3,103)	—	(3,103)
Deferred compensation obligation	—	—	—	—	874	(874)	—	—	—	—
Other	2,351	—	—	254	—	—	—	(153)	—	101
Balances as of April 30, 2023	$345,833	$547	$823	$398,991	$6,171	($6,171)	($17,626)	$2,435,155	$41,777	$2,859,667

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2021	$252,587	$543	$812	$320,747	$5,297	($5,297)	($8,552)	$1,949,521	$33,868	$2,296,939
Comprehensive income (loss)	9,262	—	—	—	—	—	(22,002)	171,931	5,178	155,107
Cash dividends ($.09 per share)	—	—	—	—	—	—	—	(12,227)	—	(12,227)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	7,739	—	—	—	—	—	7,739
Share-based compensation expense	—	—	—	6,855	—	—	—	—	—	6,855
Proceeds from stock option exercises	—	3	3	1,604	—	—	—	—	—	1,610
Redemptions of common stock related to stock option exercises	—	(1)	(1)	(23,690)	—	—	—	—	—	(23,692)
Noncontrolling interests assumed related to acquisitions	39,235	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(9,968)	—	—	—	—	—	—	—	(608)	(608)
Adjustments to redemption amount of redeemable noncontrolling interests	9,047	—	—	—	—	—	—	(9,047)	—	(9,047)
Other	3,764	—	—	(2,202)	—	—	—	—	—	(2,202)
Balances as of April 30, 2022	$303,927	$545	$814	$311,053	$5,297	($5,297)	($30,554)	$2,100,178	$38,438	$2,420,474
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Three Months Ended April 30, 2023 and 2022
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of January 31, 2023	$340,287	$547	$822	$388,603	$6,171	($6,171)	($19,358)	$2,328,523	$45,037	$2,744,174
Comprehensive income	7,376	—	—	—	—	—	1,732	105,120	2,839	109,691
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	5,796	—	—	—	—	—	5,796
Share-based compensation expense	—	—	—	3,243	—	—	—	—	—	3,243
Proceeds from stock option exercises	—	—	1	1,228	—	—	—	—	—	1,229
Redemptions of common stock related to stock option exercises	—	—	—	(6)	—	—	—	—	—	(6)
Noncontrolling interests assumed related to acquisitions	2,592	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(5,260)	—	—	—	—	—	—	—	(6,099)	(6,099)
Adjustments to redemption amount of redeemable noncontrolling interests	(1,513)	—	—	—	—	—	—	1,513	—	1,513
Other	2,351	—	—	127	—	—	—	(1)	—	126
Balances as of April 30, 2023	$345,833	$547	$823	$398,991	$6,171	($6,171)	($17,626)	$2,435,155	$41,777	$2,859,667

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of January 31, 2022	$258,289	$545	$814	$302,104	$5,297	($5,297)	($16,962)	$2,018,990	$36,565	$2,342,056
Comprehensive income (loss)	5,121	—	—	—	—	—	(13,592)	85,010	2,318	73,736
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	6,069	—	—	—	—	—	6,069
Share-based compensation expense	—	—	—	3,241	—	—	—	—	—	3,241
Proceeds from stock option exercises	—	—	—	841	—	—	—	—	—	841
Redemptions of common stock related to stock option exercises	—	—	—	(69)	—	—	—	—	—	(69)
Noncontrolling interests assumed related to acquisitions	39,063	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(4,085)	—	—	—	—	—	—	—	(445)	(445)
Adjustments to redemption amount of redeemable noncontrolling interests	3,822	—	—	—	—	—	—	(3,822)	—	(3,822)
Other	1,717	—	—	(1,133)	—	—	—	—	—	(1,133)
Balances as of April 30, 2022	$303,927	$545	$814	$311,053	$5,297	($5,297)	($30,554)	$2,100,178	$38,438	$2,420,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Six months ended April 30,
	2023	2022
Operating Activities:
Net income from consolidated operations	$218,065	$187,364
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	56,784	46,707
Employer contributions to HEICO Savings and Investment Plan	6,533	5,364
Share-based compensation expense	6,055	6,855
Increase (decrease) in accrued contingent consideration, net	1,842	(1,773)
Amendment and termination of contingent consideration agreement	(9,057)	—
Payment of contingent consideration	(6,299)	—
Deferred income tax (benefit) provision	(9,596)	2,080
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(21,222)	(20,263)
(Increase) decrease in contract assets	(9,267)	1,778
Increase in inventories	(75,251)	(42,766)
Decrease (increase) in prepaid expenses and other current assets	1,738	(8,974)
Increase in trade accounts payable	6,797	8,137
Decrease in accrued expenses and other current liabilities	(2,671)	(15,946)
Decrease in income taxes payable	(13,824)	(9,343)
Net changes in other long-term liabilities and assets related to HEICO Leadership Compensation Plan	10,563	13,356
Other	(6,754)	2,177
Net cash provided by operating activities	154,436	174,753

Investing Activities:
Acquisitions, net of cash acquired	(524,231)	(105,533)
Capital expenditures	(21,921)	(16,211)
Investments related to HEICO Leadership Compensation Plan	(14,000)	(11,700)
Other	362	(10,511)
Net cash used in investing activities	(559,790)	(143,955)

Financing Activities:
Borrowings on revolving credit facility	556,000	93,000
Payments on revolving credit facility	(108,000)	(65,000)
Distributions to noncontrolling interests	(22,650)	(10,576)
Redemptions of common stock related to stock option exercises	(14,811)	(23,692)
Cash dividends paid	(13,668)	(12,227)
Payment of contingent consideration	(12,610)	—
Acquisitions of noncontrolling interests	(2,733)	—
Proceeds from stock option exercises	4,074	1,610
Other	3,163	(1,220)
Net cash provided by (used in) financing activities	388,765	(18,105)

Effect of exchange rate changes on cash	4,246	(3,673)

Net (decrease) increase in cash and cash equivalents	(12,343)	9,020
Cash and cash equivalents at beginning of year	139,504	108,298
Cash and cash equivalents at end of period	$127,161	$117,318
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2022. The October 31, 2022 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the six months ended
April 30, 2023 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The Company has two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. ("HFSC") and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Although the Company has largely emerged from the COVID-19 pandemic, HEICO’s results of operations in fiscal 2023 continue to reflect some of the pandemic’s lingering effects, including its impact on the Company's supply chain. Despite the aforementioned, the Company experienced continued improvement in operating results in the first six months and second quarter of fiscal 2023 as compared to the first six months and second quarter of fiscal 2022 principally reflecting improved demand for its commercial aerospace products and services. The FSG has reported eleven consecutive quarters of sequential growth in net sales and operating income resulting from commercial air travel recovery in certain domestic travel markets, moderated by a slower recovery in international travel markets.

New Accounting Pronouncement

In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the

Index

acquirer on the acquisition date in accordance with ASC 606, "Revenue from Contracts with Customers," as if the acquirer had originated the contracts. The Company adopted ASU 2021-08 in the first quarter of fiscal 2023, resulting in no material effect on the Company's consolidated results of operations, financial position or cash flows.

2.     ACQUISITIONS

In March 2023, the Company, through a subsidiary of HEICO Electronic, entered into an exclusive license and acquired certain assets for the Aircraft Emergency Locator Transmitter (“ELT”) product line from Honeywell International. ELTs provide critical emergency transmission signals in the event of aircraft impact on land or water to enable first responders to locate the aircraft. The transaction provides the HEICO Electronic subsidiary with all rights to produce, sell and repair both fixed and portable Honeywell ELTs, as well as various support equipment. The purchase price of this acquisition was paid in cash using cash provided by operating activities and is not material or significant to the Company's condensed consolidated financial statements.

On January 5, 2023, the Company, through HEICO Electronic, acquired 93.69% of the outstanding common stock and all of the preferred stock of Exxelia International SAS (“Exxelia”). Exxelia designs, manufactures and sells high reliability (“Hi-Rel”), complex, passive electronic components and rotary joint assemblies for mostly aerospace and defense applications, in addition to other high-end applications, such as medical and energy uses, including emerging “clean energy” and electrification applications. The Company believes that this acquisition will further HEICO's strategy of expanding its already wide range of mission-critical and Hi-Rel components for the most demanding applications, as well as provide HEICO with added broad geographic and product diversity, including in the important European market. The remaining 6.31% interest is owned by certain members of Exxelia's management team (see Note 3, Selected Financial Statement Information - Redeemable Noncontrolling Interests, for additional information). Additionally, as a result of this acquisition, the Company also obtained a 90% ownership interest in Alcon Electronics Pvt. Ltd. (“Alcon”), which is an existing subsidiary of Exxelia. The remaining 10% interest continues to be owned by a certain member of Alcon’s management team (See Note 3, Selected Financial Statement Information – Redeemable Noncontrolling Interests, for additional information). The purchase price of this acquisition was paid in cash, using proceeds from the Company's revolving credit facility.

The following table summarizes the total consideration for the acquisition of Exxelia (in thousands):

Cash paid	$515,785
Less: cash acquired	(14,234)
Total consideration paid, net	$501,551

Index

As noted above, the Company acquired all of the preferred stock of Exxelia. Pursuant to the terms of the acquisition, Exxelia’s preferred stock accrues dividends at 5.18% per annum. Additionally, in connection with the acquisition, HEICO issued Exxelia a ten-year, €150 million note, which accrues interest at 4.7% per annum on the principal outstanding. The Company records foreign currency transaction adjustments on the note receivable within selling, general and administrative ("SG&A") expenses in its Condensed Consolidated Statements of Operations.

The following table summarizes the allocation of the total consideration for the acquisition of Exxelia to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed (in thousands):

Assets acquired:
Goodwill	$332,033
Customer relationships	64,935
Intellectual property	44,044
Trade name	21,703
Inventories	55,922
Property, plant and equipment	42,165
Accounts receivable	41,113
Other assets	11,254
Total assets acquired, excluding cash	613,169

Liabilities assumed:
Deferred income taxes	31,975
Accounts payable	22,369
Accrued expenses	18,383
Other liabilities	24,231
Total liabilities assumed	96,958

Noncontrolling interests in consolidated subsidiaries	14,660

Net assets acquired, excluding cash	$501,551

The allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company obtains final information regarding their fair values. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of Exxelia and the value of its assembled workforce that do not qualify for separate recognition, however, benefit both the Company and the noncontrolling interest holders. The fair value of the noncontrolling interests were determined based on the consideration paid by the Company for its controlling ownership interest adjusted for a lack of control that a market participant would consider when estimating the fair value of the noncontrolling interest. The weighted-average amortization periods of the customer relationships, intellectual property and trade names

Index

acquired are 15 years, 15 years and indefinite, respectively. Acquisition costs associated with the purchase of Exxelia totaled $5.2 million for the six months ended April 30, 2023 and were recorded as a component of SG&A expenses in the Company's Condensed Consolidated Statement of Operations. The operating results of Exxelia were included in the Company’s results of operations from the effective acquisition date. The Company's consolidated net sales for the six and three months ended April 30, 2023, includes approximately $69.6 million and $54.6 million, respectively, from the acquisition of Exxelia. Net income attributable to HEICO for the six and three months ended April 30, 2023, was not materially impacted by the acquisition of Exxelia.

The following table presents unaudited pro forma financial information for the six and three months ended April 30, 2023 and April 30, 2022 as if the acquisition of Exxelia had occurred as of November 1, 2021 (in thousands, except per share data):

	Six months ended April 30,		Three months ended April 30,
	2023	2022	2023	2022
Net sales	$1,348,159	$1,125,052	$687,841	$586,039
Net income from consolidated operations	$234,185	$173,002	$115,568	$85,883
Net income attributable to HEICO	$213,969	$157,855	$105,544	$77,901
Net income per share attributable to HEICO shareholders:
Basic	$1.56	$1.16	$.77	$.57
Diluted	$1.54	$1.14	$.76	$.57

The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place as of November 1, 2021. The unaudited pro forma financial information includes adjustments to historical amounts such as increased interest expense associated with borrowings to finance the acquisition, foreign currency transaction adjustments on the note receivable from Exxelia, the reclassification of acquisition costs associated with the purchase of Exxelia from fiscal 2023 to fiscal 2022, additional amortization expense related to the intangible assets acquired, and inventory purchase accounting adjustments charged to cost of sales as the inventory is sold. Additionally, the pro forma information presented above reflects HEICO's initial ownership interest of 93.69% of Exxelia's common stock as of the date of acquisition. During the second quarter of fiscal 2023, the Company sold an additional 2.72% of the common stock of Exxelia to its existing noncontrolling interest holders and certain members of Exxelia's management team, which decreased the Company's ownership interest in the subsidiary to 90.97% (see Note 3, Selected Financial Statement Information - Redeemable Noncontrolling Interests, for additional information).

Index

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	April 30, 2023	October 31, 2022
Accounts receivable	$371,708	$303,181
Less: Allowance for doubtful accounts	(10,651)	(8,333)
Accounts receivable, net	$361,057	$294,848

Inventories

(in thousands)	April 30, 2023	October 31, 2022
Finished products	$353,668	$285,024
Work in process	69,700	59,739
Materials, parts, assemblies and supplies	298,201	237,708
Inventories, net of valuation reserves	$721,569	$582,471

Property, Plant and Equipment

(in thousands)	April 30, 2023	October 31, 2022
Land	$19,232	$17,579
Buildings and improvements	168,689	148,598
Machinery, equipment and tooling	360,894	322,252
Construction in progress	23,578	14,533
	572,393	502,962
Less: Accumulated depreciation and amortization	(298,537)	(277,083)
Property, plant and equipment, net	$273,856	$225,879

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $19.5 million as of April 30, 2023 and $17.9 million as of October 31, 2022. The total customer rebates and credits deducted within net sales for the six months ended April 30, 2023 and 2022 was $4.2 million and $3.7 million, respectively. The total customer rebates and credits deducted within net sales for the three months ended April 30, 2023 and 2022 was $2.0 million and $2.0 million, respectively.

Index

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the six and three months ended April 30, 2023 and 2022 is as follows (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2023	2022	2023	2022
R&D expenses	$43,134	$37,147	$22,896	$18,751

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

	April 30, 2023	October 31, 2022
Redeemable at fair value	$300,756	$300,693
Redeemable based on a multiple of future earnings	45,077	26,908
Redeemable noncontrolling interests	$345,833	$327,601

As discussed in Note 2, Acquisitions, the Company, through HEICO Electronic, acquired 93.69% of the common stock of Exxelia in January 2023. During the second quarter of fiscal 2023, the Company sold an additional 2.72% of the common stock of Exxelia to its existing noncontrolling interest holders and certain members of Exxelia's management team, which decreased the Company's ownership interest in the common stock of the subsidiary to 90.97%. As part of the liquidity agreement, the noncontrolling interest holders have the right to cause the Company to purchase their equity interest beginning in fiscal 2028, or sooner under certain conditions, and the Company has the right to purchase the same equity interest beginning in the same period.

As discussed in Note 2, Acquisitions, the Company, as a result of its acquisition of Exxelia, acquired 90% of the stock of Alcon in January 2023. As part of the shareholders' agreement, the noncontrolling interest holder has the right to cause the Company to purchase their equity interest beginning in fiscal 2025, or sooner under certain conditions, and the Company has the right to purchase the same equity interest beginning in the same period.

Index

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

Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss for the six months ended April 30, 2023 are as follows (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balances as of October 31, 2022	($45,369)	($1,130)	($46,499)
Unrealized gain	28,845	—	28,845
Amortization of unrealized loss	—	28	28
Balances as of April 30, 2023	($16,524)	($1,102)	($17,626)

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill by operating segment for the six months ended April 30, 2023 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2022	$561,961	$1,110,464	$1,672,425
Goodwill acquired	—	340,173	340,173
Foreign currency translation adjustments	4,242	12,559	16,801
Adjustments to goodwill	(955)	2,791	1,836
Balances as of April 30, 2023	$565,248	$1,465,987	$2,031,235

The goodwill acquired pertains to the fiscal 2023 acquisitions described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed. The Company estimates that $21 million of the goodwill acquired in fiscal 2023 will be deductible for income tax purposes. Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Condensed Consolidated Statements of Comprehensive Income. The adjustments to goodwill represent immaterial measurement period adjustments to the purchase consideration allocation of certain fiscal 2022 acquisitions.

Index

Identifiable intangible assets consist of the following (in thousands):

	As of April 30, 2023			As of October 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$611,547	($229,884)	$381,663	$539,529	($208,127)	$331,402
Intellectual property	333,249	(111,233)	222,016	284,171	(98,983)	185,188
Other	8,681	(7,191)	1,490	8,700	(7,017)	1,683
	953,477	(348,308)	605,169	832,400	(314,127)	518,273
Non-Amortizing Assets:
Trade names	239,150	—	239,150	215,054	—	215,054
	$1,192,627	($348,308)	$844,319	$1,047,454	($314,127)	$733,327
    The increase in the gross carrying amount of customer relationships, intellectual property and trade names as of April 30, 2023 compared to October 31, 2022 principally relates to such intangible assets recognized in connection with the fiscal 2023 acquisitions (see Note 2, Acquisitions).

Amortization expense related to intangible assets for the six months ended April 30, 2023 and 2022 was $36.9 million and $30.2 million, respectively. Amortization expense for the three months ended April 30, 2023 and 2022 was $19.1 million and $15.2 million, respectively. Amortization expense for the remainder of fiscal 2023 is estimated to be $37.5 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $71.5 million in fiscal 2024, $66.7 million in fiscal 2025, $61.8 million in fiscal 2026, $58.5 million in fiscal 2027, $54.1 million in fiscal 2028, and $255.1 million thereafter.

5.     SHORT-TERM AND LONG-TERM DEBT

A subsidiary of the Company acquired in the first quarter of fiscal 2023 has a short-term borrowing arrangement with a balance of $15.1 million as of the acquisition date and $17.2 million as of April 30, 2023.

    Long-term debt consists of the following (in thousands):

	April 30, 2023	October 31, 2022
Borrowings under revolving credit facility	$723,000	$275,000
Finance leases and note payable	14,397	15,274
	737,397	290,274
Less: Current maturities of long-term debt	(1,618)	(1,654)
	$735,779	$288,620

Index

The Company's borrowings under its revolving credit facility mature in fiscal 2025. As of April 30, 2023 and October 31 2022, the weighted average interest rate on borrowings under the Company's revolving credit facility was 6.1% and 4.6%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of April 30, 2023, the Company was in compliance with all such covenants.

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

    Changes in the Company’s contract assets and liabilities for the six months ended April 30, 2023 are as follows (in thousands):

	April 30, 2023	October 31, 2022	Change
Contract assets	$103,448	$93,978	$9,470
Contract liabilities	85,381	58,757	26,624
Net contract assets	$18,067	$35,221	($17,154)

The increase in the Company's contract assets during the first six months of fiscal 2023 mainly reflects additional unbilled receivables on certain customer contracts using an over-time recognition model in excess of billings on certain customer contracts at both the FSG and ETG.

The increase in the Company's contract liabilities during the first six months of fiscal 2023 principally reflects the receipt of advance deposits on certain customer contracts mainly at the FSG.

The amount of revenue that the Company recognized during the six and three months ended April 30, 2023 that was included in contract liabilities as of the beginning of fiscal 2023 was $30.1 million and $9.8 million, respectively.

Remaining Performance Obligations

As of April 30, 2023, the Company had $606.7 million of remaining performance obligations associated with contracts with an original duration of greater than one year pertaining to the majority of the products offered by the ETG as well as certain products of the FSG's specialty products and aftermarket replacement parts product lines. The Company will recognize net sales as these obligations are satisfied. The Company expects to recognize $217.4 million of

Index

this amount during the remainder of fiscal 2023 and $389.3 million thereafter, of which more than half is expected to occur in fiscal 2024.

Disaggregation of Revenue

    The following table summarizes the Company’s net sales by product line for each operating segment (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2023	2022	2023	2022
Flight Support Group:
Aftermarket replacement parts (1)	$426,986	$324,882	$218,343	$173,981
Specialty products (2)	187,493	126,579	96,008	67,286
Repair and overhaul parts and services (3)	149,001	127,533	77,851	65,046
Total net sales	763,480	578,994	392,202	306,313

Electronic Technologies Group:
Electronic component parts primarily for defense, space and aerospace equipment (4)	395,320	319,909	220,742	162,441
Electronic component parts for equipment in various other industries (5)	161,498	139,820	81,017	74,952
Total net sales	556,818	459,729	301,759	237,393

Intersegment sales	(11,542)	(9,567)	(6,120)	(4,893)

Total consolidated net sales	$1,308,756	$1,029,156	$687,841	$538,813

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

Index

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

    The following table summarizes the Company’s net sales by industry for each operating segment (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2023	2022	2023	2022
Flight Support Group:
Aerospace	$523,893	$417,724	$269,353	$215,319
Defense and Space	196,909	136,258	101,267	77,603
Other (1)	42,678	25,012	21,582	13,391
Total net sales	763,480	578,994	392,202	306,313

Electronic Technologies Group:
Defense and Space	260,571	265,861	138,609	134,414
Other (2)	215,794	156,135	118,024	82,772
Aerospace	80,453	37,733	45,126	20,207
Total net sales	556,818	459,729	301,759	237,393

Intersegment sales	(11,542)	(9,567)	(6,120)	(4,893)

Total consolidated net sales	$1,308,756	$1,029,156	$687,841	$538,813

(1)    Principally industrial products.
(2)    Principally other electronics and medical products.

7.     INCOME TAXES

The Company's effective tax rate was 19.3% in the first six months of fiscal 2023, as compared to 15.0% in the first six months of fiscal 2022. The increase in the Company's effective tax rate principally reflects a larger tax benefit from stock option exercises recognized in the first quarter of fiscal 2022. The Company recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2023 and 2022 of $6.2 million and $17.8 million, respectively. This was partially offset by a favorable impact from tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Leadership Compensation Plan, net of the non-deductible portion related to executive

Index

compensation, in the first six months of fiscal 2023 as compared tax-exempt unrealized losses recognized in the first six months of fiscal 2022.

The Company's effective tax rate decreased to 21.2% in the second quarter of fiscal 2023, as compared to 23.7% in the second quarter of fiscal 2022. The decrease in the Company's effective tax rate principally reflects a favorable impact from tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Leadership Compensation Plan, net of the non-deductible portion related to executive compensation, in the second quarter of fiscal 2023 as compared to tax-exempt unrealized losses recognized in the second quarter of fiscal 2022.

8.    FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of April 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$229,241	$—	$229,241
Money market fund	7,677	—	—	7,677
Total assets	$7,677	$229,241	$—	$236,918

Liabilities:
Contingent consideration	$—	$—	$56,831	$56,831

	As of October 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$201,239	$—	$201,239
Money market fund	3,477	—	—	3,477
Total assets	$3,477	$201,239	$—	$204,716

Liabilities:
Contingent consideration	$—	$—	$82,803	$82,803

Index

The Company maintains the HEICO Corporation Leadership Compensation Plan (the "LCP"), which is a non-qualified deferred compensation plan. The assets of the LCP principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company, and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The assets of the LCP are held within an irrevocable trust and classified within other assets in the Company’s Condensed Consolidated Balance Sheets. The related liabilities of the LCP are included within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $235.0 million as of April 30, 2023 and $203.0 million as of October 31, 2022.

As part of the agreement to acquire 80.36% of the stock of a subsidiary by the ETG in fiscal 2022, the Company may be obligated to pay contingent consideration of up to $12.1 million in fiscal 2027 based on the earnings of the acquired entity during fiscal years 2025 and 2026 provided the entity meets a certain earnings objective during each of fiscal years 2024 to 2026. As of April 30, 2023, the estimated fair value of the contingent consideration was $6.3 million.

As part of the agreement to acquire 96% of the stock of a subsidiary by the FSG in fiscal 2022, the Company may be obligated to pay contingent consideration of up to $27.4 million in fiscal 2027 based on the earnings of the acquired entity during fiscal years 2025 and 2026 provided the entity meets certain earnings objectives during each of fiscal years 2022 to 2024. As of April 30, 2023, the estimated fair value of the contingent consideration was $16.1 million.

As part of the agreement to acquire 74% of the membership interests of a subsidiary by the FSG in fiscal 2022, the Company may be obligated to pay contingent consideration of $14.1 million in fiscal 2027 should the acquired entity meet a certain earnings objective during the five-year period following the acquisition. As of April 30, 2023, the estimated fair value of the contingent consideration was $6.5 million.

As part of the agreement to acquire 89% of the membership interests of a subsidiary by the FSG in fiscal 2021, the Company may have been obligated to pay contingent consideration of up to $26.7 million should the acquired entity have met certain earnings objectives following the acquisition. In March 2023, at the request of the noncontrolling interest holders, the agreement was amended and the Company paid $8.9 million to the noncontrolling interest holders in consideration for the termination of the contingent consideration arrangement. Accordingly, of the $18.0 million estimated fair value of contingent consideration as of October 31, 2022, the remaining $9.1 million (after the $8.9 million payment) was reversed in the second quarter of fiscal 2023.
As part of the agreement to acquire 89.99% of the equity interests of a subsidiary by the ETG in fiscal 2020, the Company may be obligated to pay contingent consideration of up to CAD $13.5 million, or $10.0 million, in fiscal 2025 should the acquired entity meet certain earnings objectives during fiscal 2023 and 2024. As of April 30, 2023, the estimated fair value

Index

of the contingent consideration was CAD $11.5 million, or $8.5 million. Additionally, the acquired entity achieved a required earnings objective during fiscal years 2021 and 2022 that obligated the Company to pay additional contingent consideration of CAD $13.5 million, or $10.0 million, which was paid in the first quarter of fiscal 2023.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2017, the Company may be obligated to pay contingent consideration of $20.0 million in fiscal 2023 should the acquired entity meet a certain earnings objective during the first six years following the acquisition. As of April 30, 2023, the estimated fair value of the contingent consideration was $19.5 million.

The following unobservable inputs were used to derive the estimated fair value of the Company's Level 3 contingent consideration liabilities as of April 30, 2023 ($ in thousands):

		Unobservable		Weighted
Acquisition Date	Fair Value	Input	Range	Average (1)
9-1-2022	$6,296	Compound annual revenue growth rate	0% - 17%	13%
		Discount rate	7.6% - 7.6%	7.6%

7-18-2022	16,068	Compound annual revenue growth rate	2% - 9%	5%
		Discount rate	7.6% - 7.6%	7.6%

3-17-2022	6,513	Compound annual revenue growth rate	(3%) - 5%	0%
		Discount rate	6.6% - 6.6%	6.6%

8-18-2020	8,475	Compound annual revenue growth rate	15% - 24%	22%
		Discount rate	8.2% - 8.2%	8.2%

9-15-2017	19,479	Compound annual revenue growth rate	4% - 5%	5%
		Discount rate	6.3% - 6.3%	6.3%

(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

Index

Changes in the Company’s contingent consideration liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the six months ended April 30, 2023 are as follows (in thousands):

Liabilities
Balance as of October 31, 2022	$82,803
Payment of contingent consideration	(18,909)
Amendment and termination of contingent consideration agreement	(9,057)
Increase in accrued contingent consideration, net	1,843
Foreign currency transaction adjustments	151
Balance as of April 30, 2023	$56,831

Included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$19,479
Other long-term liabilities	37,352
$56,831
The Company records changes in accrued contingent consideration and foreign currency transaction adjustments within SG&A expenses in its Condensed Consolidated Statements of Operations.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of April 30, 2023 due to the relatively short maturity of the respective instruments. The carrying amount of long-term debt approximates fair value due to its variable interest rates.

Index

9.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

    The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Six months ended April 30,		Three months ended April 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to HEICO	$198,147	$171,931	$105,120	$85,010

Denominator:
Weighted average common shares outstanding - basic	136,786	135,763	136,916	135,891
Effect of dilutive stock options	1,804	2,153	1,684	1,976
Weighted average common shares outstanding - diluted	138,590	137,916	138,600	137,867

Net income per share attributable to HEICO shareholders:
Basic	$1.45	$1.27	$.77	$.63
Diluted	$1.43	$1.25	$.76	$.62

Anti-dilutive stock options excluded	1,045	739	1,340	749

Index

10.    OPERATING SEGMENTS

Information on the Company’s two operating segments, the FSG and the ETG, for the six and three months ended April 30, 2023 and 2022, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	Segment
	FSG	ETG
Six months ended April 30, 2023:
Net sales	$763,480	$556,818	($11,542)	$1,308,756
Depreciation	8,152	9,461	535	18,148
Amortization	13,286	24,802	548	38,636
Operating income	183,521	124,516	(21,513)	286,524
Capital expenditures	10,643	11,058	220	21,921

Six months ended April 30, 2022:
Net sales	$578,994	$459,729	($9,567)	$1,029,156
Depreciation	7,411	6,792	493	14,696
Amortization	11,262	20,179	570	32,011
Operating income	118,573	121,576	(18,550)	221,599
Capital expenditures	8,113	7,995	103	16,211

Three months ended April 30, 2023:
Net sales	$392,202	$301,759	($6,120)	$687,841
Depreciation	3,974	5,523	265	9,762
Amortization	6,555	13,133	274	19,962
Operating income	99,912	67,979	(10,801)	157,090
Capital expenditures	3,990	6,969	116	11,075

Three months ended April 30, 2022:
Net sales	$306,313	$237,393	($4,893)	$538,813
Depreciation	3,693	3,426	247	7,366
Amortization	5,749	10,087	283	16,119
Operating income	66,197	65,988	(9,408)	122,777
Capital expenditures	4,531	2,925	64	7,520

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Index

Total assets by operating segment are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of April 30, 2023	$1,685,580	$2,914,082	$270,537	$4,870,199
Total assets as of October 31, 2022	1,635,229	2,230,744	229,523	4,095,496

11.     COMMITMENTS AND CONTINGENCIES

Guarantees

As of April 30, 2023, the Company has arranged for standby letters of credit aggregating $22.5 million, which are supported by its revolving credit facility and principally pertain to performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries as well as payment guarantees related to potential workers' compensation claims and a facility lease.

Product Warranty

Changes in the Company’s product warranty liability for the six months ended April 30, 2023 and 2022, respectively, are as follows (in thousands):

	Six months ended April 30,
	2023	2022
Balances as of beginning of fiscal year	$3,296	$3,379
Accruals for warranties	1,222	622
Warranty claims settled	(1,074)	(1,012)
Balances as of April 30	$3,444	$2,989

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

12.     SUBSEQUENT EVENT

Wencor Acquisition

On May 15, 2023, the Company and its newly formed wholly owned subsidiary, Magnolia Merge Inc., a Delaware corporation (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Jazz Parent, Inc., a Delaware corporation, the owner of Wencor Group (the “Target” or "Wencor"), with the Target and Jazz Topco GP LLC, a Delaware limited liability company, solely in its capacity as representative for purposes of certain provisions of the Merger Agreement. Merger Sub will merge with and into the Target, with the Target continuing as the surviving entity and a wholly owned subsidiary of the Company (the “Merger”), for an aggregate purchase price of $1.9 billion in cash (the “Cash Consideration”), subject to certain working capital, debt and other customary adjustments set forth in the Merger Agreement, and 1,137,656 shares of HEICO Class A Common Stock. Wencor is a large commercial and military aircraft aftermarket company offering factory-new FAA-approved aircraft replacement parts, value-added distribution of high-use commercial & military aftermarket parts and aircraft & engine accessory component repair and overhaul services. Subject to the satisfaction of the closing conditions, the Merger is expected to close by the end of calendar 2023.

The completion of the Merger is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other regulatory approvals. The Merger Agreement contains customary termination rights for the parties thereto, including by mutual consent of the Company and the representative and under certain other circumstances, including by the Company or the representative if the Merger has not occurred on or before the nine-month anniversary of the signing of the Merger Agreement subject to up to two 90-day extensions if on such date a closing condition related to regulatory approvals has not been satisfied or waived. The Company is required to pay Target a termination fee of $143.5 million in cash upon termination of the Merger Agreement under specified circumstances, including the failure to obtain regulatory approvals or, among others, if the Company materially breaches its regulatory covenants such that there is a failure of certain conditions to the Merger.

Wencor Acquisition Financing

In connection with the Merger, on May 14, 2023, the Company entered into an engagement letter with Truist Securities, Inc. to, among other things, increase the commitments under its existing credit facility from $1.5 billion to $2.0 billion and to extend the maturity date

Index

thereunder to a date that is five years from the closing date, and has also entered into a commitment letter (the “Commitment Letter”) with Truist Bank (the “Bridge Lender”) and Truist Securities, Inc., pursuant to which the Bridge Lender has committed to provide a senior unsecured credit facility to the Company, as the borrower, in an aggregate amount of up to $1.5 billion (the “Bridge Facility”), with a maturity date of 364 days following the closing date. The obligation to fund the Bridge Facility is subject to the satisfaction of certain conditions set forth in the Commitment Letter. The Company's currently committed credit facilities, together with cash on hand, are sufficient to fund the purchase price for the Merger.

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2022. There have been no material changes to our critical accounting policies during the six months ended April 30, 2023.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Although we have largely emerged from the COVID-19 pandemic, our results of operations in fiscal 2023 continue to reflect the pandemic's lingering impact, including its impact on our supply chain. Despite the aforementioned, we experienced continued improvement in operating results in the first six months and second quarter of fiscal 2023 as compared to the first six months and second quarter of fiscal 2022 principally reflecting improved demand for its commercial aerospace products and services. The FSG has reported eleven consecutive quarters of sequential growth in net sales and operating income resulting from commercial air travel recovery in certain domestic travel markets, moderated by a slower recovery in international travel markets. Additionally, the ETG’s operating results in the first six months of fiscal 2023 reflect consistent organic growth from increased demand for most of their other product offerings and the impact from the Company's January 2023 acquisition, offset by decreased demand for its defense products and the impact of acquisition costs related to our January 2023 acquisition. Further, the ETG’s overall backlog as of April 30, 2023, supports an expected increase in demand for its defense products at some point over the next twelve months.

Additionally, our results of operations for the six and three months ended April 30, 2023 have been affected by the fiscal 2022 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year

Index

ended October 31, 2022 and the fiscal 2023 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to the Condensed Consolidated Financial Statements of this quarterly report.

Recent Developments

On May 15, 2023, the Company entered into an agreement to acquire Wencor Group (“Wencor”) from affiliates of Warburg Pincus LLC and Wencor’s management for $1.9 billion in cash and 1,137,656 shares of HEICO Class A Common Stock (the “Wencor Acquisition”). Wencor is a large commercial and military aircraft aftermarket company offering factory-new FAA-approved aircraft replacement parts, value-added distribution of high-use commercial & military aftermarket parts and aircraft & engine accessory component repair and overhaul services. See Note 12, Subsequent Event, of the Notes to Condensed Consolidated Financial Statements for additional information.

Index

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2023	2022	2023	2022
Net sales	$1,308,756	$1,029,156	$687,841	$538,813
Cost of sales	798,445	627,717	421,329	327,584
Selling, general and administrative expenses	223,787	179,840	109,422	88,452
Total operating costs and expenses	1,022,232	807,557	530,751	416,036
Operating income	$286,524	$221,599	$157,090	$122,777

Net sales by segment:
Flight Support Group	$763,480	$578,994	$392,202	$306,313
Electronic Technologies Group	556,818	459,729	301,759	237,393
Intersegment sales	(11,542)	(9,567)	(6,120)	(4,893)
	$1,308,756	$1,029,156	$687,841	$538,813

Operating income by segment:
Flight Support Group	$183,521	$118,573	$99,912	$66,197
Electronic Technologies Group	124,516	121,576	67,979	65,988
Other, primarily corporate	(21,513)	(18,550)	(10,801)	(9,408)
	$286,524	$221,599	$157,090	$122,777

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	39.0%	39.0%	38.7%	39.2%
Selling, general and administrative expenses	17.1%	17.5%	15.9%	16.4%
Operating income	21.9%	21.5%	22.8%	22.8%
Interest expense	(1.3%)	(.2%)	(1.7%)	(.2%)
Other income	.1%	.1%	—%	.1%
Income tax expense	4.0%	3.2%	4.5%	5.4%
Net income attributable to noncontrolling interests	1.5%	1.5%	1.4%	1.5%
Net income attributable to HEICO	15.1%	16.7%	15.3%	15.8%

Index

Comparison of First Six Months of Fiscal 2023 to First Six Months of Fiscal 2022

Net Sales

Our consolidated net sales in the first six months of fiscal 2023 increased by 27% to a record $1,308.8 million, up from net sales of $1,029.2 million in the first six months of fiscal 2022. The increase in consolidated net sales principally reflects an increase of $184.5 million (a 32% increase) to a record $763.5 million in net sales within the FSG and an increase of $97.1 million (a 21% increase) to a record $556.8 million within the ETG. The net sales increase in the FSG reflects strong organic growth of 22% as well as net sales of $54.6 million contributed by our fiscal 2022 acquisitions. The FSG's organic growth reflects increased demand for the majority of our commercial aerospace products and services resulting from continued recovery in global commercial air travel as compared to the prior year. As such, organic net sales increased by $78.4 million, $30.0 million and $21.5 million within our aftermarket replacement parts, specialty products, and repair and overhaul parts and services product lines, respectively. The net sales increase in the ETG principally reflects $103.0 million contributed by our fiscal 2023 and 2022 acquisitions, partially offset by a 2% decrease in organic net sales. The ETG's organic net sales decline is mainly attributable to decreased demand for our defense products resulting in a net sales decrease of $33.2 million, partially offset by increased demand for our other electronics, aerospace, space, and medical products resulting in net sales increases of $15.5 million, $8.4 million, $1.6 million, and $1.5 million respectively. Although sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the first six months of fiscal 2023, recent cost inflation and potential supply chain disruptions may lead to higher sales prices during the remainder of fiscal 2023.

Gross Profit and Operating Expenses

Our consolidated gross profit margin was 39.0% in both the first six months of fiscal 2023 and 2022. The gross profit margin in the first six months of fiscal 2023 principally reflects a 2.4% increase in the FSG's gross profit margin, offset by a 2.6% decrease in the ETG's gross profit margin. The increase in the FSG's gross profit margin principally reflects the previously mentioned higher net sales within our aftermarket replacement parts and specialty products product lines, and lower inventory obsolescence expenses in the first six months of fiscal 2023 mainly due to increased demand within our aftermarket replacement parts product line. The reduction in the ETG's gross profit margin principally reflects the previously mentioned decrease in net sales of our defense products, partially offset by the previously mentioned increase in net sales of our other electronics and aerospace products. Total new product research and development expenses included within our consolidated cost of sales were $43.1 million in the first six months of fiscal 2023, up from $37.1 million in the first six months of fiscal 2022.

Our consolidated selling, general and administrative ("SG&A") expenses were $223.8 million in the first six months of fiscal 2023, as compared to $179.8 million in the first six months of fiscal 2022. The increase in consolidated SG&A expenses principally reflects $28.1 million attributable to our fiscal 2023 and 2022 acquisitions, an $8.1 million increase in performance-based compensation expense, costs incurred to support the previously mentioned

Index

net sales growth resulting in increases of $7.3 million and $4.6 million in other general and administrative expenses and other selling expenses, respectively, and a $4.9 million increase in acquisition costs mainly related to a fiscal 2023 acquisition, partially offset by a $9.1 million impact from the amendment and termination of a contingent consideration agreement pertaining to a fiscal 2021 acquisition.

Our consolidated SG&A expenses as a percentage of net sales decreased to 17.1% in the first six months of fiscal 2023, down from 17.5% in the first six months of fiscal 2022. The decrease in consolidated SG&A expenses as a percentage of net sales principally reflects a .7% impact from the previously mentioned amendment and termination of a contingent consideration agreement, partially offset by a .4% impact from the previously mentioned increase in acquisition costs.

Operating Income

Our consolidated operating income increased by 29% to a record $286.5 million in the first six months of fiscal 2023, up from $221.6 million in the first six months of fiscal 2022. The increase in consolidated operating income principally reflects a $64.9 million increase (a 55% increase) to a record $183.5 million in operating income of the FSG and a $2.9 million increase (a 2% increase) to $124.5 million in operating income of the ETG. The increase in operating income of the FSG principally reflects the previously mentioned net sales growth, improved gross profit margin and efficiencies realized from the higher net sales volume. The increase in operating income of the ETG principally reflects the previously mentioned net sales increase, partially offset by the previously mentioned lower gross profit margin and a $5.1 million increase in acquisition costs related to a fiscal 2023 acquisition.

Our consolidated operating income as a percentage of net sales increased to 21.9% in the first six months of fiscal 2023, up from 21.5% in the first six months of fiscal 2022. The increase principally reflects an increase in the FSG’s operating income as a percentage of net sales to 24.0% in the first six months of fiscal 2023, up from 20.5% in the first six months of fiscal 2022, partially offset by a decrease in the ETG's operating income as a percentage of net sales to 22.4% in the first six months of fiscal 2023, as compared to 26.4% in the first six months of fiscal 2022. The increase in the FSG’s operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margin and a 1.2% impact from a decrease in SG&A expenses as a percentage of net sales mainly reflecting the previously mentioned efficiencies. The decrease in the ETG's operating income as a percentage of net sales principally reflects the previously mentioned lower gross profit margin and a 1.5% impact from an increase in SG&A expenses as a percentage of net sales mainly from a .9% impact from the previously mentioned higher acquisition costs.

Interest Expense

Interest expense increased to $17.4 million in the first six months of fiscal 2023, as compared to $1.8 million in the first six months of fiscal 2022. The increase was principally due to higher interest rates.

Index

Other Income

Other income in the first six months of fiscal 2023 and 2022 was not material.

Income Tax Expense

Our effective tax rate was 19.3% in the first six months of fiscal 2023, as compared to 15.0% in the first six months of fiscal 2022. The increase in our effective tax rate principally reflects a larger tax benefit from stock option exercises recognized in the first quarter of fiscal 2022. We recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2023 and 2022 of $6.2 million and $17.8 million, respectively. This was partially offset by a favorable impact from tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Leadership Compensation Plan, net of the non-deductible portion related to executive compensation, in the first six months of fiscal 2023 as compared tax-exempt unrealized losses recognized in the first six months of fiscal 2022.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $19.9 million in the first six months of fiscal 2023, as compared to $15.4 million in the first six months of fiscal 2022. The increase in net income attributable to noncontrolling interests principally reflects improved operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held, inclusive of fiscal 2022 and 2023 acquisitions.

Net Income Attributable to HEICO

Net income attributable to HEICO increased by 15% to a record $198.1 million, or $1.43 per diluted share, in the first six months of fiscal 2023, up from $171.9 million, or $1.25 per diluted share, in the first six months of fiscal 2022 principally reflecting the previously mentioned higher consolidated operating income, partially offset by the increases in interest expense and the effective tax rate.

Index

Comparison of Second Quarter of Fiscal 2023 to Second Quarter of Fiscal 2022

Net Sales

Our consolidated net sales in the second quarter of fiscal 2023 increased by 28% to a record $687.8 million, up from net sales of $538.8 million in the second quarter of fiscal 2022. The increase in consolidated net sales principally reflects an increase of $85.9 million (a 28% increase) to a record $392.2 million in net sales within the FSG and an increase of $64.4 million (a 27% increase) to a record $301.8 million within the ETG. The net sales increase in the FSG reflects strong organic growth of 20% as well as net sales of $23.1 million contributed by our fiscal 2022 acquisitions. The FSG's organic growth reflects increased demand for the majority of our commercial aerospace products and services resulting from continued recovery in global commercial air travel as compared to the prior year. As such, organic net sales increased by $36.9 million, $13.1 million and $12.8 million within our aftermarket replacement parts, specialty products, and repair and overhaul parts and services product lines, respectively. The net sales increase in the ETG principally reflects $70.2 million contributed by our fiscal 2023 and 2022 acquisitions, partially offset by a 3% decrease in organic net sales. The ETG's organic net sales decline is mainly attributable to decreased demand for our defense products resulting in a net sales decrease of $15.0 million, partially offset by increased demand for our other electronics, aerospace, and space products resulting in net sales increases of $4.2 million, $3.9 million, and $1.2 million respectively. Although sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the second quarter of fiscal 2023, recent cost inflation and potential supply chain disruptions may lead to higher sales prices during the remainder of fiscal 2023.

Gross Profit and Operating Expenses

Our consolidated gross profit margin was 38.7% in the second quarter of fiscal 2023, as compared to 39.2% in the second quarter of fiscal 2022, principally reflecting a 2.0% improvement in the FSG's gross profit margin, offset by a 3.5% decrease in the ETG's gross profit margin. The increase in the FSG's gross profit margin principally reflects the previously mentioned higher net sales within our aftermarket replacement parts and specialty products product lines. The reduction in the ETG's gross profit margin principally reflects the previously mentioned decrease in net sales of our defense products, partially offset by the previously mentioned increase in net sales of our other electronics and aerospace products. Total new product research and development expenses included within our consolidated cost of sales were $22.9 million in the second quarter of fiscal 2023, up from $18.8 million in the second quarter of fiscal 2022.

Our consolidated SG&A expenses were $109.4 million in the second quarter of fiscal 2023, as compared to $88.5 million in the second quarter of fiscal 2022. The increase in consolidated SG&A expenses principally reflects $18.2 million attributable to our fiscal 2022 and 2023 acquisitions, costs incurred to support the previously mentioned net sales growth resulting in increases of $5.1 million and $2.6 million in other general and administrative expenses and other selling expenses, respectively, and a $4.2 million increase in performance-

Index

based compensation expense, partially offset by a $9.1 million impact from the amendment and termination of a contingent consideration agreement pertaining to a fiscal 2021 acquisition.

Our consolidated SG&A expenses as a percentage of net sales decreased to 15.9% in the second quarter of fiscal 2022, down from 16.4% in the second quarter of fiscal 2022. The decrease in consolidated SG&A expenses as a percentage of net sales principally reflects a 1.3% impact from the previously mentioned amendment and termination of a contingent consideration agreement, partially offset by a .4% impact from changes in the estimated fair value of contingent consideration.

Operating Income

Our consolidated operating income increased by 28% to a record $157.1 million in the second quarter of fiscal 2023, up from $122.8 million in the second quarter of fiscal 2022. The increase in consolidated operating income principally reflects a $33.7 million increase (a 51% increase) to a record $99.9 million in operating income of the FSG and a $2.0 million increase (a 3% increase) to $68.0 million in operating income of the ETG. The increase in operating income of the FSG principally reflects the previously mentioned net sales growth, the impact from the amendment and termination of a contingent consideration agreement and the improved gross profit margin, partially offset by an increase in performance-based compensation expense. The increase in operating income of the ETG principally reflects the previously mentioned net sales increase, partially offset by the previously mentioned lower gross profit margin and a lower level of efficiencies mainly resulting from the impact of our January 2023 acquisition.

Our consolidated operating income as a percentage of net sales was 22.8% in both the second quarter of fiscal 2023 and 2022. Our consolidated operating income as a percentage of net sales in the second quarter of fiscal 2023, principally reflects an increase in the FSG's operating income as a percentage of net sales to 25.5%, up from 21.6% in the second quarter of fiscal 2022, partially offset by a decrease in the ETG's operating income as a percentage of net sales to 22.5%, as compared to 27.8% in the second quarter of fiscal 2022. The increase in the FSG's operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margin and a 1.8% impact from a decrease in SG&A expenses as a percentage of net sales mainly reflecting a 2.3% impact from the previously mentioned amendment and termination of a contingent consideration agreement, partially offset by a .9% impact from higher performance-based compensation expense. The decrease in the ETG's operating income as a percentage of net sales principally reflects the previously mentioned lower gross profit margin and a 1.7% impact from an increase in SG&A expenses as a percentage of net sales mainly from the previously mentioned lower efficiencies.

Index

Interest Expense

Interest expense increased to $11.4 million in the second quarter of fiscal 2023, as compared to $1.0 million in the second quarter of fiscal 2022. The increase was principally due to higher interest rates.

Other Income

Other income in the second quarter of fiscal 2023 and 2022 was not material.

Income Tax Expense

Our effective tax rate decreased to 21.2% in the second quarter of fiscal 2023, as compared to 23.7% in the second quarter of fiscal 2022. The decrease in our effective tax rate principally reflects a favorable impact from tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Leadership Compensation Plan, net of the non-deductible portion related to executive compensation, in the second quarter of fiscal 2023 as compared to tax-exempt unrealized losses recognized in the second quarter of fiscal 2022.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $9.9 million in the second quarter of fiscal 2023, as compared to $8.1 million in the second quarter of fiscal 2022. The increase in net income attributable to noncontrolling interests principally reflects improved operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held, inclusive of fiscal 2022 and 2023 acquisitions.

Net Income Attributable to HEICO

Net income attributable to HEICO increased by 24% to $105.1 million, or $.76 per diluted share, in the second quarter of fiscal 2023, up from $85.0 million, or $.62 per diluted share, in the second quarter of fiscal 2022 principally reflecting the previously mentioned higher consolidated operating income, partially offset by the increase in interest expense.

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

Index

penetration, and an aggressive acquisition strategy while maintaining our financial strength and flexibility.

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. We continue to anticipate fiscal 2023 capital expenditures to be approximately $45 to $50 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility. The revolving credit facility contains both financial and non-financial covenants. As of April 30, 2023, we were in compliance with all such covenants and our total debt to shareholders’ equity ratio was 26.4%.

Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund our cash requirements for at least the next twelve months, except for the pending Wencor Acquisition. Our currently committed credit facilities, together with cash on hand, are sufficient to fund the purchase price for the Wencor Acquisition.

Operating Activities

Net cash provided by operating activities was $154.4 million in the first six months of fiscal 2023 and consisted primarily of net income from consolidated operations of $218.1 million, depreciation and amortization expense of $56.8 million (a non-cash item), net changes in other long-term liabilities and assets related to the HEICO LCP of $10.6 million (principally participant deferrals and employer contributions), $6.5 million in employer contributions to the HEICO Savings and Investment Plan (a non-cash item), and $6.1 million in share-based compensation expense (a non-cash item), partially offset by a $113.7 million increase in net working capital, a $9.6 million deferred income tax benefit, a $9.1 million impact from the amendment and termination of a contingent consideration agreement and $6.3 million of contingent consideration payments. The increase in net working capital is inclusive of a $75.3 million increase in inventories to support an increase in consolidated backlog, a $13.8 million decrease in income taxes payable, and a $21.2 million increase in accounts receivable resulting from the previously mentioned higher net sales and the timing of collections.

Net cash provided by operating activities decreased by $20.3 million in the first six months of fiscal 2023 from $174.8 million in the first six months of fiscal 2022. The decrease is principally attributable to a $26.3 million increase in net working capital, an $11.7 million increase in deferred income tax benefits, a $9.1 million impact from the amendment and termination of a contingent consideration agreement and $6.3 million of contingent consideration payments, partially offset by a $30.7 million increase in net income from consolidated operations. The increase in net working capital primarily resulted from the previously mentioned increase in inventories.

Index

Investing Activities

Net cash used in investing activities totaled $559.8 million in the first six months of fiscal 2023 and related primarily to acquisitions of $524.2 million, capital expenditures of $21.9 million and investments related to the LCP of $14.0 million. Further details regarding our fiscal 2023 acquisitions may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash provided by financing activities in the first six months of fiscal 2023 totaled $388.8 million. During the first six months of fiscal 2023, we borrowed $556.0 million under our revolving credit facility and received $4.1 million in proceeds from stock option exercises, which were partially offset by $108.0 million in payments made on our revolving credit facility, $22.7 million of distributions to noncontrolling interests, redemptions of common stock related to stock option exercises aggregating $14.8 million, $13.7 million of cash dividends on our common stock, $12.6 million of contingent consideration payments and $2.7 million paid to acquire certain noncontrolling interests.

Other Obligations and Commitments

Except for the pending acquisition discussed below, there have not been any material changes to our other obligations and commitments that were included in our Annual Report on Form 10-K for the year ended October 31, 2022.

On May 15, 2023, the Company entered into an agreement to acquire Wencor from affiliates of Warburg Pincus LLC and Wencor’s management for $1.9 billion in cash and 1,137,656 shares of HEICO Class A Common Stock. The Company’s currently committed credit facilities, together with cash on hand, are sufficient to fund the purchase price for the acquisition. Subject to the satisfaction of the closing conditions, the Wencor Acquisition is expected to close by the end of calendar 2023. See Note 12, Subsequent Event, of the Notes to Condensed Consolidated Financial Statements for additional information.

New Accounting Pronouncement

    See Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncement, of the Notes to Condensed Consolidated Financial Statements for additional information.

Index

Forward-Looking Statements

Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature may be forward-looking and the words “anticipate,” “believe,” “expect,” “estimate” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to risks, uncertainties and contingencies. We have based these forward-looking statements on our current expectations and projections about future events. All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed in or implied by those forward-looking statements as a result of factors including, but not limited to: the severity, magnitude and duration of public health threats, such as the COVID-19 pandemic ("Health Emergencies"); HEICO's liquidity and the amount and timing of cash generation; lower commercial air travel caused by Health Emergencies and their aftermath, airline fleet changes or airline purchasing decisions, which could cause lower demand for our goods and services; product specification costs and requirements, which could cause an increase to our costs to complete contracts; governmental and regulatory demands, export policies and restrictions, reductions in defense, space or homeland security spending by U.S. and/or foreign customers or competition from existing and new competitors, which could reduce our sales; our ability to introduce new products and services at profitable pricing levels, which could reduce our sales or sales growth; product development or manufacturing difficulties, which could increase our product development and manufacturing costs and delay sales; our ability to make acquisitions, including obtaining any applicable domestic and/or foreign governmental approvals, and achieve operating synergies from acquired businesses; customer credit risk; interest, foreign currency exchange and income tax rates; economic conditions, including the effects of inflation, within and outside of the aviation, defense, space, medical, telecommunications and electronics industries, which could negatively impact our costs and revenues; and defense spending or budget cuts, which could reduce our defense-related revenue. With regard to the pending acquisition of Wencor, capital markets and economic conditions could adversely affect HEICO's ability to obtain debt financing on the terms and timing contemplated, regulatory approvals may delay or otherwise impact the acquisition, and Wencor's business may not perform as expected due to the same factors listed above that may affect HEICO's business. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required by applicable law.

Index

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes in our assessment of HEICO’s sensitivity to market risk that was disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended October 31, 2022, except as discussed below:

In connection with our acquisition of Exxelia, we issued Exxelia a ten-year, €150 million note, which accrues interest at 4.7% per annum on the principal outstanding. A hypothetical 10% strengthening of the United States ("U.S.") dollar in comparison to the Euro as of April 30, 2023 would decrease the U.S. dollar equivalent of our Euro note receivable by approximately $16.8 million and decrease operating income by the same amount.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

Index

PART II. OTHER INFORMATION
Item 1A. Risk Factors.

Our business, financial condition, operating results and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Annual Report on Form 10-K for the year ended October 31, 2022, any one of which may cause our actual results to differ materially from anticipated results. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended October 31, 2022, except as set forth below.

Risks Related to the Wencor Acquisition

Completion of the Wencor Acquisition is subject to the conditions contained in the Merger Agreement and if these conditions are not satisfied, the Wencor Acquisition will not be completed.

The completion of the Wencor Acquisition is subject to various closing conditions, including, among others: (a) the absence of certain legal impediments to the consummation of the acquisition; (b) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other regulatory approvals; (c) in the case of the Company’s and Wencor’s obligations to complete the acquisition, the accuracy of Wencor’s and the Company’s, respectively, representations and warranties contained in the Merger Agreement subject to customary materiality standards; (d) material compliance by the Company, Wencor and Jazz Topco GP LLC, solely in its capacity as representative for purposes of certain provisions of the Merger Agreement, with certain pre-closing covenants; and (e) no material adverse change in Wencor’s business since the date of the Merger Agreement.

Many of the conditions to the closing of the Wencor Acquisition are not within our control, and we cannot predict with certainty when or if these conditions will be satisfied. The failure to satisfy any of the required conditions could delay the completion of the Wencor Acquisition or prevent it from occurring. Any delay in completing the Wencor Acquisition could cause us not to realize some or all of the benefits that we expect to achieve if the Wencor Acquisition is successfully completed within the expected timeframe. There can be no assurance that the conditions to the closing of the Wencor Acquisition will be satisfied or that the Wencor Acquisition will be completed or that if completed we will realize the anticipated benefits.

Failure to complete the Wencor Acquisition could negatively impact our stock price and our future business and financial results.

If the Wencor Acquisition is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Wencor Acquisition, we could be subject to a number of negative consequences, including, among others: (i) we may experience negative reactions from the financial markets, including negative impacts on our stock price; (ii) we will still be required to pay certain significant costs relating to

Index

the Wencor Acquisition, including legal, accounting, and financial advisor costs; and (iii) matters related to the Wencor Acquisition (including integration planning) require substantial commitments of our time and resources, which could result in our inability to pursue other opportunities that could be beneficial to us. Also, the Company is required to pay Target a termination fee of $143.5 million in cash upon termination of the Merger Agreement under specified circumstances, including the failure to obtain regulatory approvals or, among others, if the Company materially breaches its regulatory covenants such that there is a failure of certain conditions to the Merger. If the Wencor Acquisition is not completed or if completion of the Wencor Acquisition is delayed, any of these risks could occur and may adversely affect our business, financial condition, financial results, and stock price.

The Wencor Acquisition will involve substantial costs.

We have incurred, and expect to continue to incur, a number of costs associated with the Wencor Acquisition. The substantial majority of these costs will consist of transaction and regulatory costs related to the Wencor Acquisition. We will also incur transaction fees and costs related to formulating and implementing integration plans, including system consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred from the Wencor Acquisition and integration. Although we anticipate that the elimination of duplicative costs and the realization of other efficiencies and synergies related to the integration should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

In connection with the Wencor Acquisition, we will incur additional indebtedness, which could adversely affect us, including our business flexibility and will increase our interest expense.

We will have increased indebtedness following completion of the Wencor Acquisition, which could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense. We will also incur various costs and expenses related to the financing of the Wencor Acquisition. The amount of cash required to pay interest on our increased indebtedness following completion of the Wencor Acquisition and thereby the demands on our cash resources will be greater than the amount of cash flow required to service our indebtedness prior to the Wencor Acquisition. The increased levels of indebtedness following completion of the Wencor Acquisition could also reduce funds available for working capital, capital expenditures, and other general corporate purposes, and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected synergies and cost savings from the Wencor Acquisition, or if our financial performance after the Wencor Acquisition does not meet our current expectations, then our ability to service the indebtedness may be adversely impacted.

Index

Item 6.    EXHIBITS

Exhibit	Description

2.1
Agreement and Plan of Merger by and among HEICO Corporation, Magnolia MergeCo Inc., Jazz Parent, Inc. and Jazz Topco GP LLC, is incorporated by reference to Exhibit 2.1 to the Form 8-K filed on May 18, 2023. ***#

10.1	Commitment letter, dated May 14, 2023, by and among Truist Securities, Inc., Truist Bank and HEICO Corporation, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 18, 2023. ***

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *

32.1	Section 1350 Certification of Chief Executive Officer. **

32.2	Section 1350 Certification of Chief Financial Officer. **

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). *

*    Filed herewith.
**    Furnished herewith.
***    Previously filed.
#     Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEICO CORPORATION

Date:	May 24, 2023	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)