Form 10-Q
period 2023-07-31
HEICO CORP
filed 2023-08-30
CIK 46619

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of August 28, 2023 is as follows:

Common Stock, $.01 par value	54,712,699	shares
Class A Common Stock, $.01 par value	83,474,773	shares

Index
HEICO CORPORATION

Index
PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	July 31, 2023	October 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$694,263	$139,504
Accounts receivable, net	355,491	294,848
Contract assets	102,832	93,978
Inventories, net	731,966	582,471
Prepaid expenses and other current assets	47,372	41,929
Total current assets	1,931,924	1,152,730

Property, plant and equipment, net	285,033	225,879
Goodwill	2,026,279	1,672,425
Intangible assets, net	822,545	733,327
Other assets	387,521	311,135
Total assets	$5,453,302	$4,095,496

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$16,777	$1,654
Trade accounts payable	139,515	116,551
Accrued expenses and other current liabilities	315,606	290,199
Income taxes payable	7,149	12,455
Total current liabilities	479,047	420,859

Long-term debt, net of current maturities	1,198,484	288,620
Deferred income taxes	83,357	71,162
Other long-term liabilities	389,335	338,948
Total liabilities	2,150,223	1,119,589

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 3)	343,883	327,601

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 shares authorized; 54,706 and 54,519 shares issued and outstanding	547	545
Class A Common Stock, $.01 par value per share; 150,000 shares authorized; 82,316 and 82,093 shares issued and outstanding	823	821
Capital in excess of par value	406,442	397,337
Deferred compensation obligation	6,318	5,297
HEICO stock held by irrevocable trust	(6,318)	(5,297)
Accumulated other comprehensive loss	(16,657)	(46,499)
Retained earnings	2,523,212	2,253,932
Total HEICO shareholders’ equity	2,914,367	2,606,136
Noncontrolling interests	44,829	42,170
Total shareholders’ equity	2,959,196	2,648,306
Total liabilities and equity	$5,453,302	$4,095,496
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Nine months ended July 31,		Three months ended July 31,
	2023	2022	2023	2022

Net sales	$2,031,658	$1,598,684	$722,902	$569,528

Operating costs and expenses:
Cost of sales	1,242,613	976,308	444,168	348,591
Selling, general and administrative expenses	353,154	272,030	129,367	92,190

Total operating costs and expenses	1,595,767	1,248,338	573,535	440,781

Operating income	435,891	350,346	149,367	128,747

Interest expense	(29,561)	(3,181)	(12,120)	(1,406)
Other income	1,888	685	906	145

Income before income taxes and noncontrolling interests	408,218	347,850	138,153	127,486

Income tax expense	77,400	67,400	25,400	34,400

Net income from consolidated operations	330,818	280,450	112,753	93,086

Less: Net income attributable to noncontrolling interests	30,648	25,979	10,730	10,546

Net income attributable to HEICO	$300,170	$254,471	$102,023	$82,540

Net income per share attributable to HEICO shareholders:
Basic	$2.19	$1.87	$.74	$.61
Diluted	$2.17	$1.85	$.74	$.60

Weighted average number of common shares outstanding:
Basic	136,859	135,835	137,006	135,978
Diluted	138,616	137,890	138,668	137,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Nine months ended July 31,		Three months ended July 31,
	2023	2022	2023	2022

Net income from consolidated operations	$330,818	$280,450	$112,753	$93,086
Other comprehensive income (loss):
Foreign currency translation adjustments	31,264	(30,772)	885	(7,744)
Amortization of unrealized loss on defined benefit pension plan, net of tax	43	49	15	16
Total other comprehensive income (loss)	31,307	(30,723)	900	(7,728)
Comprehensive income from consolidated operations	362,125	249,727	113,653	85,358
Net income attributable to noncontrolling interests	30,648	25,979	10,730	10,546
Foreign currency translation adjustments attributable to noncontrolling interests	1,465	(1,348)	(69)	(355)
Comprehensive income attributable to noncontrolling interests	32,113	24,631	10,661	10,191
Comprehensive income attributable to HEICO	$330,012	$225,096	$102,992	$75,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Nine Months Ended July 31, 2023 and 2022
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2022	$327,601	$545	$821	$397,337	$5,297	($5,297)	($46,499)	$2,253,932	$42,170	$2,648,306
Comprehensive income	22,745	—	—	—	—	—	29,842	300,170	9,368	339,380
Cash dividends ($.20 per share)	—	—	—	—	—	—	—	(27,370)	—	(27,370)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	9,222	—	—	—	—	—	9,222
Share-based compensation expense	—	—	—	10,412	—	—	—	—	—	10,412
Proceeds from stock option exercises	—	2	2	5,480	—	—	—	—	—	5,484
Redemptions of common stock related to stock option exercises	—	—	—	(14,847)	—	—	—	—	—	(14,847)
Noncontrolling interests assumed related to acquisitions	12,137	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(23,226)	—	—	—	—	—	—	—	(6,708)	(6,708)
Acquisitions of noncontrolling interests	(1,059)	—	—	(1,674)	—	—	—	—	—	(1,674)
Adjustments to redemption amount of redeemable noncontrolling interests	3,334	—	—	—	—	—	—	(3,334)	—	(3,334)
Deferred compensation obligation	—	—	—	—	1,021	(1,021)	—	—	—	—
Other	2,351	—	—	512	—	—	—	(186)	(1)	325
Balances as of July 31, 2023	$343,883	$547	$823	$406,442	$6,318	($6,318)	($16,657)	$2,523,212	$44,829	$2,959,196

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2021	$252,587	$543	$812	$320,747	$5,297	($5,297)	($8,552)	$1,949,521	$33,868	$2,296,939
Comprehensive income (loss)	17,639	—	—	—	—	—	(29,375)	254,471	6,992	232,088
Cash dividends ($.18 per share)	—	—	—	—	—	—	—	(24,466)	—	(24,466)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	1	9,497	—	—	—	—	—	9,498
Share-based compensation expense	—	—	—	9,815	—	—	—	—	—	9,815
Proceeds from stock option exercises	—	3	3	1,864	—	—	—	—	—	1,870
Redemptions of common stock related to stock option exercises	—	(1)	(1)	(25,824)	—	—	—	—	—	(25,826)
Distributions to noncontrolling interests	(15,759)	—	—	—	—	—	—	—	(1,007)	(1,007)
Acquisitions of noncontrolling interests	(12,150)	—	—	3,415	—	—	—	—	—	3,415
Noncontrolling interests assumed related to acquisitions	42,719	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	8,194	—	—	—	—	—	—	(8,194)	—	(8,194)
Other	3,764	—	—	(2,149)	—	—	—	1	—	(2,148)
Balances as of July 31, 2022	$296,994	$545	$815	$317,365	$5,297	($5,297)	($37,927)	$2,171,333	$39,853	$2,491,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Three Months Ended July 31, 2023 and 2022
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of April 30, 2023	$345,833	$547	$823	$398,991	$6,171	($6,171)	($17,626)	$2,435,155	$41,777	$2,859,667
Comprehensive income	7,389	—	—	—	—	—	969	102,023	3,272	106,264
Cash dividends ($.10 per share)	—	—	—	—	—	—	—	(13,702)	—	(13,702)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	1,462	—	—	—	—	—	1,462
Share-based compensation expense	—	—	—	4,357	—	—	—	—	—	4,357
Proceeds from stock option exercises	—	—	—	1,410	—	—	—	—	—	1,410
Redemptions of common stock related to stock option exercises	—	—	—	(36)	—	—	—	—	—	(36)
Noncontrolling interests assumed related to acquisitions	(2,505)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(7,065)	—	—	—	—	—	—	—	(219)	(219)
Adjustments to redemption amount of redeemable noncontrolling interests	231	—	—	—	—	—	—	(231)	—	(231)
Deferred compensation obligation	—	—	—	—	147	(147)	—	—	—	—
Other	—	—	—	258	—	—	—	(33)	(1)	224
Balances as of July 31, 2023	$343,883	$547	$823	$406,442	$6,318	($6,318)	($16,657)	$2,523,212	$44,829	$2,959,196

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of April 30, 2022	$303,927	$545	$814	$311,053	$5,297	($5,297)	($30,554)	$2,100,178	$38,438	$2,420,474
Comprehensive income (loss)	8,377	—	—	—	—	—	(7,373)	82,540	1,814	76,981
Cash dividends ($.09 per share)	—	—	—	—	—	—	—	(12,239)	—	(12,239)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	1	1,758	—	—	—	—	—	1,759
Share-based compensation expense	—	—	—	2,960	—	—	—	—	—	2,960
Proceeds from stock option exercises	—	—	—	260	—	—	—	—	—	260
Redemptions of common stock related to stock option exercises	—	—	—	(2,134)	—	—	—	—	—	(2,134)
Distributions to noncontrolling interests	(5,791)	—	—	—	—	—	—	—	(399)	(399)
Acquisitions of noncontrolling interests	(12,150)	—	—	3,415	—	—	—	—	—	3,415
Noncontrolling interests assumed related to acquisitions	3,484	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	(853)	—	—	—	—	—	—	853	—	853
Other	—	—	—	53	—	—	—	1	—	54
Balances as of July 31, 2022	$296,994	$545	$815	$317,365	$5,297	($5,297)	($37,927)	$2,171,333	$39,853	$2,491,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Nine months ended July 31,
	2023	2022
Operating Activities:
Net income from consolidated operations	$330,818	$280,450
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	86,315	70,526
Employer contributions to HEICO Savings and Investment Plan	10,647	8,884
Share-based compensation expense	10,412	9,815
Increase (decrease) in accrued contingent consideration, net	1,218	(4,253)
Amendment and termination of contingent consideration agreement	(9,057)	—
Payment of contingent consideration	(6,299)	—
Deferred income tax (benefit) provision	(22,974)	7,858
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(15,615)	(18,445)
Increase in contract assets	(7,863)	(4,022)
Increase in inventories	(86,681)	(61,190)
Decrease (increase) in prepaid expenses and other current assets	1,302	(11,701)
(Decrease) increase in trade accounts payable	(1,685)	18,959
Increase in accrued expenses and other current liabilities	12,164	12,963
Decrease in income taxes payable	(4,967)	(2,405)
Net changes in other long-term liabilities and assets related to HEICO Leadership Compensation Plan	11,734	13,735
Other	(9,112)	2,736
Net cash provided by operating activities	300,357	323,910

Investing Activities:
Acquisitions, net of cash acquired	(526,702)	(175,298)
Capital expenditures	(34,176)	(24,357)
Investments related to HEICO Leadership Compensation Plan	(14,000)	(13,400)
Other	689	(10,296)
Net cash used in investing activities	(574,189)	(223,351)

Financing Activities:
Proceeds from issuance of senior unsecured notes	1,189,452	—
Borrowings on revolving credit facility	564,000	162,000
Payments on revolving credit facility	(839,000)	(157,000)
Distributions to noncontrolling interests	(29,934)	(16,766)
Cash dividends paid	(27,370)	(24,466)
Redemptions of common stock related to stock option exercises	(14,847)	(25,826)
Payment of contingent consideration	(12,610)	—
Debt issuance costs	(9,055)	(1,010)
Acquisitions of noncontrolling interests	(2,733)	(8,735)
Proceeds from stock option exercises	5,484	1,870
Other	694	(157)
Net cash provided by (used in) financing activities	824,081	(70,090)

Effect of exchange rate changes on cash	4,510	(5,162)

Net increase in cash and cash equivalents	554,759	25,307
Cash and cash equivalents at beginning of year	139,504	108,298
Cash and cash equivalents at end of period	$694,263	$133,605
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2022. The October 31, 2022 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the nine months ended July 31, 2023 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The Company has two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. ("HFSC") and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. ("HEICO Electronic") and its subsidiaries.

Although the Company has largely emerged from the COVID-19 pandemic, HEICO’s results of operations in fiscal 2023 continue to reflect some of the pandemic’s lingering effects, including its impact on the Company's supply chain. Despite the aforementioned, the Company experienced continued improvement in operating results in the first nine months and third quarter of fiscal 2023 as compared to the first nine months and third quarter of fiscal 2022 principally reflecting improved demand for its commercial aerospace products and services. The FSG has reported twelve consecutive quarters of sequential growth in net sales resulting from commercial air travel recovery in certain domestic travel markets, moderated by a slower recovery in international travel markets.

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

On January 5, 2023, the Company, through HEICO Electronic, acquired 93.69% of the outstanding common stock and all of the preferred stock of Exxelia International SAS (“Exxelia”). Exxelia designs, manufactures and sells high reliability (“Hi-Rel”), complex, passive electronic components and rotary joint assemblies for mostly aerospace and defense applications, in addition to other high-end applications, such as medical and energy uses, including emerging “clean energy” and electrification applications. The Company believes that this acquisition will further HEICO's strategy of expanding its already wide range of mission-critical and Hi-Rel components for the most demanding applications, as well as provide HEICO with added broad geographic and product diversity, including in the important European market. The majority of the remaining 6.31% interest is owned by certain members of Exxelia's management team. See Note 3, Selected Financial Statement Information - Redeemable Noncontrolling Interests, for additional information. Additionally, as a result of this acquisition, the Company also obtained a 90% ownership interest in Alcon Electronics Pvt. Ltd. (“Alcon”), which is an existing subsidiary of Exxelia. The remaining 10% interest continues to be owned by a certain member of Alcon’s management team. See Note 3, Selected Financial Statement Information – Redeemable Noncontrolling Interests, for additional information. The purchase price of this acquisition was paid in cash, using proceeds from the Company's revolving credit facility.

Index

The following table summarizes the total consideration for the acquisition of Exxelia (in thousands):

Cash paid	$515,785
Less: cash acquired	(11,763)
Total consideration paid, net	$504,022

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

The following table summarizes the allocation of the total consideration for the acquisition of Exxelia to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed (in thousands):

Assets acquired:
Goodwill	$327,178
Customer relationships	61,943
Intellectual property	44,044
Trade name	21,703
Inventories	54,688
Property, plant and equipment	50,896
Accounts receivable	41,670
Other assets	13,509
Total assets acquired, excluding cash	615,631

Liabilities assumed:
Deferred income taxes	34,691
Accounts payable	22,585
Accrued expenses	18,366
Short-term debt	15,082
Other liabilities	8,730
Total liabilities assumed	99,454

Noncontrolling interests in consolidated subsidiaries	12,155

Net assets acquired, excluding cash	$504,022

Index

The allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company obtains final information regarding their fair values. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of Exxelia and the value of its assembled workforce that do not qualify for separate recognition, however, benefit both the Company and the noncontrolling interest holders. The fair value of the noncontrolling interests were determined based on the consideration paid by the Company for its controlling ownership interest adjusted for a lack of control that a market participant would consider when estimating the fair value of the noncontrolling interest. The weighted-average amortization periods of the customer relationships, intellectual property and trade names acquired are 15 years, 15 years and indefinite, respectively. Acquisition costs associated with the purchase of Exxelia totaled $5.1 million for the nine months ended July 31, 2023 and were recorded as a component of SG&A expenses in the Company's Condensed Consolidated Statement of Operations. The operating results of Exxelia were included in the Company’s results of operations from the effective acquisition date. The Company's consolidated net sales for the nine and three months ended July 31, 2023 includes approximately $128.0 million and $58.4 million, respectively, from the acquisition of Exxelia. Net income attributable to HEICO for the nine and three months ended July 31, 2023 was not materially impacted by the acquisition of Exxelia.

The following table presents unaudited pro forma financial information for the nine and three months ended July 31, 2023 and July 31, 2022 as if the acquisition of Exxelia had occurred as of November 1, 2021 (in thousands, except per share data):

	Nine months ended July 31,		Three months ended July 31,
	2023	2022	2023	2022
Net sales	$2,071,061	$1,747,124	$722,902	$622,071
Net income from consolidated operations	$347,466	$264,754	$113,185	$91,016
Net income attributable to HEICO	$316,424	$239,022	$102,367	$80,461
Net income per share attributable to HEICO shareholders:
Basic	$2.31	$1.76	$.75	$.59
Diluted	$2.28	$1.73	$.74	$.58

The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place as of November 1, 2021. The unaudited pro forma financial information includes adjustments to historical amounts such as increased interest expense associated with borrowings to finance the acquisition, foreign currency transaction adjustments on the note receivable from Exxelia, the reclassification of acquisition costs associated with the purchase of Exxelia from fiscal 2023 to fiscal 2022, additional amortization expense related to the intangible assets acquired, and inventory purchase accounting adjustments charged to cost of sales as the inventory is sold. Additionally, the pro forma information presented above reflects HEICO's initial ownership interest of 93.69% of Exxelia's common stock as of the date of

Index

acquisition. During the second quarter of fiscal 2023, the Company sold an additional 2.72% of the common stock of Exxelia to its existing noncontrolling interest holders and certain members of Exxelia's management team, which decreased the Company's ownership interest in the subsidiary to 90.97%. See Note 3, Selected Financial Statement Information - Redeemable Noncontrolling Interests, for additional information.

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	July 31, 2023	October 31, 2022
Accounts receivable	$364,496	$303,181
Less: Allowance for doubtful accounts	(9,005)	(8,333)
Accounts receivable, net	$355,491	$294,848

Inventories

(in thousands)	July 31, 2023	October 31, 2022
Finished products	$352,174	$285,024
Work in process	72,040	59,739
Materials, parts, assemblies and supplies	307,752	237,708
Inventories, net of valuation reserves	$731,966	$582,471

Property, Plant and Equipment

(in thousands)	July 31, 2023	October 31, 2022
Land	$19,928	$17,579
Buildings and improvements	182,613	148,598
Machinery, equipment and tooling	366,736	322,252
Construction in progress	23,788	14,533
	593,065	502,962
Less: Accumulated depreciation and amortization	(308,032)	(277,083)
Property, plant and equipment, net	$285,033	$225,879

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $19.6 million as of July 31, 2023 and $17.9 million as of October 31, 2022. The total customer rebates and credits deducted within net sales in the accompanying Condensed Consolidated Statements of Operations for the nine months ended July 31, 2023 and 2022 was $6.1 million and $5.9 million, respectively. The total customer rebates and credits deducted within net sales in the Company's Condensed Consolidated Statements of Operations for the three months ended July 31, 2023 and 2022 was $1.9 million and $2.2 million, respectively.

Index

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales in the Company's Condensed Consolidated Statements of Operations for the nine and three months ended July 31, 2023 and 2022 is as follows (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2023	2022	2023	2022
R&D expenses	$68,499	$55,804	$25,365	$18,657

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

	July 31, 2023	October 31, 2022
Redeemable at fair value	$300,966	$300,693
Redeemable based on a multiple of future earnings	42,917	26,908
Redeemable noncontrolling interests	$343,883	$327,601

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

Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss for the nine months ended July 31, 2023 are as follows (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balances as of October 31, 2022	($45,369)	($1,130)	($46,499)
Unrealized gain	29,799	—	29,799
Amortization of unrealized loss	—	43	43
Balances as of July 31, 2023	($15,570)	($1,087)	($16,657)

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill by operating segment for the nine months ended July 31, 2023 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2022	$561,961	$1,110,464	$1,672,425
Goodwill acquired	—	335,318	335,318
Foreign currency translation adjustments	4,267	12,972	17,239
Adjustments to goodwill	(956)	2,253	1,297
Balances as of July 31, 2023	$565,272	$1,461,007	$2,026,279

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

Index

Identifiable intangible assets consist of the following (in thousands):

	As of July 31, 2023			As of October 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$572,071	($205,964)	$366,107	$539,529	($208,127)	$331,402
Intellectual property	330,103	(114,218)	215,885	284,171	(98,983)	185,188
Other	8,703	(7,308)	1,395	8,700	(7,017)	1,683
	910,877	(327,490)	583,387	832,400	(314,127)	518,273
Non-Amortizing Assets:
Trade names	239,158	—	239,158	215,054	—	215,054
	$1,150,035	($327,490)	$822,545	$1,047,454	($314,127)	$733,327
    The increase in the gross carrying amount of customer relationships, intellectual property and trade names as of July 31, 2023 compared to October 31, 2022 principally relates to such intangible assets recognized in connection with the fiscal 2023 acquisitions (see Note 2, Acquisitions), net of the write-off of fully amortized customer relationship intangible assets previously recognized in connection with certain historical acquisitions.

Amortization expense related to intangible assets for the nine months ended July 31, 2023 and 2022 was $55.5 million and $45.4 million, respectively. Amortization expense for the three months ended July 31, 2023 and 2022 was $18.6 million and $15.2 million, respectively. Amortization expense for the remainder of fiscal 2023 is estimated to be $18.7 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $71.2 million in fiscal 2024, $66.4 million in fiscal 2025, $61.7 million in fiscal 2026, $58.3 million in fiscal 2027, $53.8 million in fiscal 2028, and $253.3 million thereafter.

Index

5.     SHORT-TERM AND LONG-TERM DEBT

A subsidiary of the Company acquired in the first quarter of fiscal 2023 has a short-term borrowing arrangement with a balance of $15.1 million as of the acquisition date and $15.2 million as of July 31, 2023.

Long-term debt consists of the following (in thousands):

	July 31, 2023	October 31, 2022
2028 senior unsecured notes	$600,000	$—
2033 senior unsecured notes	600,000	—
Borrowings under revolving credit facility	—	275,000
Finance leases and note payable	14,004	15,274
Less: Debt discount and debt issuance costs	(13,896)	—
	1,200,108	290,274
Less: Current maturities of long-term debt	(1,624)	(1,654)
	$1,198,484	$288,620

Revolving Credit Facility
As of July 31, 2023, the Company had no borrowings outstanding under its revolving credit facility ("Credit Facility"). As of October 31 2022, the weighted average interest rate on borrowings under the Credit Facility was 4.6%. The Credit Facility contains both financial and non-financial covenants. As of July 31, 2023, the Company was in compliance with all such covenants.

On July 14, 2023, the Company entered into a third amendment to its Credit Facility, to, among other things, (i) increase the capacity by $500 million to $2.0 billion, (ii) extend the maturity date to July 14, 2028, and (iii) increase the applicable rate with respect to certain total leverage ratio tiers in the pricing grid. The Credit Facility includes a feature that will allow the Company to increase the capacity by $750 million to become a $2.75 billion facility through increased commitments from existing lenders.

Borrowings under the Credit Facility accrue interest at the Company’s election of the Base Rate or Adjusted Term SOFR, plus in each case, the Applicable Rate (based on the Company’s Total Leverage Ratio) (each as defined in the Credit Facility). The Base Rate for any day is a fluctuating rate per annum equal to the highest of (i) the Prime Rate; (ii) the Federal Funds Rate plus .50%; and (iii) Adjusted Term SOFR for an Interest Period of one month plus 100 basis points. Adjusted Term SOFR is the rate per annum equal to Term SOFR plus a Term SOFR Adjustment of .10%; provided that Adjusted Term SOFR as so determined shall never be less than 0%, as such capitalized terms are defined in the Credit Facility. The Applicable Rate for SOFR Loans ranges from 1.125% to 2.00%. The Applicable Rate for Base Rate Loans ranges from .125% to 1.00%. A fee is charged on the amount of the unused commitment ranging from .15% to .35% (depending on the Company’s Total Leverage Ratio). The Credit Facility also includes a $100 million sublimit for borrowings made in foreign currencies, a $200 million

Index

sublimit for swingline borrowings, and a $100 million sublimit for letters of credit. Outstanding principal, accrued and unpaid interest and other amounts payable under the Credit Facility may be accelerated upon an event of default, as such events are described in the Credit Facility. The Credit Facility is unsecured and contains covenants that require, among other things, the maintenance of a Total Leverage Ratio and an Interest Coverage Ratio (each as defined in the Credit Facility).

The Company incurred $6.7 million of debt issuance costs related to the third amendment of the Credit Facility, which were classified as other assets in the Company's Condensed Consolidated Balance Sheet and are being amortized to SG&A expenses in the Company's Condensed Consolidated Statement of Operations over the remaining term of the Credit Facility.

Senior Unsecured Notes

On July 27, 2023, the Company completed the public offer and sale of senior unsecured notes, which consisted of $600 million principal amount of 5.25% Senior Notes due August 1, 2028 (the "2028 Notes") and $600 million principal amount of 5.35% Senior Notes due August 1, 2033 (the "2033 Notes" and, collectively with the 2028 Notes, the "Notes"). The Company used the net proceeds from the sale of the Notes to repay the outstanding borrowings under its Credit Facility and to fund a portion of the purchase price of the Wencor Group acquisition ("Wencor Acquisition"). See Note 12, Subsequent Events, for additional information. Interest on the Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing February 1, 2024. The 2028 Notes and 2033 Notes each have an effective interest rate of 5.5%.

The Notes were issued pursuant to an Indenture, dated as of July 27, 2023 (the “Base Indenture”), between the Company and certain of its subsidiaries (collectively, the "Subsidiary Guarantors") and Truist Bank, as trustee (the “Trustee”), as supplemented by a First Supplemental Indenture, dated as of July 27, 2023 (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), between the Company, Subsidiary Guarantors and the Trustee. The Notes are direct, unsecured senior obligations of the Company and rank equally in right of payment with all of the Company's existing and future senior unsecured indebtedness.

The Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company's existing and future subsidiaries (including any member of Wencor Group following consummation of the Wencor Acquisition) that guarantee the Company's obligations under the Credit Facility (the "Guarantor Group"). The Company may redeem the Notes at any time in whole, or from time to time in part, prior to the applicable par call date at the applicable redemption price described in the Indenture. On or after the applicable par call date, the Notes will be redeemable, at the Company’s option, at any time in whole, or from time to time in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest on the Notes to be redeemed to, but excluding, the date of redemption. The Company may be required to make an offer to purchase the Notes upon the occurrence of a “change of control triggering event” as described in the Indenture.

Index

The Indenture includes certain customary covenants that, among other things, limit the Company’s and its restricted subsidiaries’ ability to grant liens to secure indebtedness or engage in sale and leaseback transactions and the Company’s ability to merge or consolidate with, or convey, transfer or lease all or substantially all of its assets to, a third party, as further described in the Indenture. Each of these limitations is subject to certain important qualifications and exceptions. The Indenture also includes certain customary events of default. The occurrence of an event of default will either automatically, in certain instances, or upon declaration by the Trustee or the holders of at least 25% in aggregate principal amount of the Notes at the time outstanding, in other instances, cause the acceleration of the amounts due under the Notes. As of July 31, 2023, the Company was in compliance with all such covenants.

The Company received net proceeds of $1,189.5 million from the issuance of the Notes, which was net of a debt discount and underwriting fees. The Company also incurred an additional $3.4 million of debt issuance fees related to the Notes. The aggregate debt discount and debt issuance costs of $13.9 million are classified as a contra liability within long-term debt in the Company's Condensed Consolidated Balance Sheet and are being amortized to interest expense in the Company's Condensed Consolidated Statement of Operations over the respective term of each senior note using the effective interest method.

The following table sets forth the carrying value and estimated fair value of the Company’s Notes, which are classified as Level 2 financial instruments in the fair value hierarchy (in thousands). The Company estimated the fair value of the Notes by taking the weighted average of market quotes for the exact security that was actively traded on July 31, 2023.

	July 31, 2023
	Carrying Value	Fair Value
2028 Notes	$593,889	$598,296
2033 Notes	592,215	597,198
Total	$1,186,104	$1,195,494

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

Changes in the Company’s contract assets and liabilities for the nine months ended July 31, 2023 are as follows (in thousands):

	July 31, 2023	October 31, 2022	Change
Contract assets	$102,832	$93,978	$8,854
Contract liabilities	80,295	58,757	21,538
Net contract assets	$22,537	$35,221	($12,684)

The increase in the Company's contract assets during the first nine months of fiscal 2023 mainly reflects additional unbilled receivables on certain customer contracts using an over-time recognition model in excess of billings on certain customer contracts at both the FSG and ETG. The increase in the Company's contract liabilities during the first nine months of fiscal 2023 principally reflects the receipt and billings of advance deposits on certain customer contracts mainly at the FSG.

The amount of revenue that the Company recognized during the nine and three months ended July 31, 2023 that was included in contract liabilities as of the beginning of fiscal 2023 was $38.2 million and $8.1 million, respectively.

Remaining Performance Obligations

As of July 31, 2023, the Company had $609.3 million of remaining performance obligations associated with contracts with an original duration of greater than one year pertaining to the majority of the products offered by the ETG as well as certain products of the FSG's specialty products and aftermarket replacement parts product lines. The Company will recognize net sales as these obligations are satisfied. The Company expects to recognize $146.8 million of this amount during the remainder of fiscal 2023 and $462.5 million thereafter, of which more than half is expected to occur in fiscal 2024.

Index

Disaggregation of Revenue

    The following table summarizes the Company’s net sales by product line for each operating segment (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2023	2022	2023	2022
Flight Support Group:
Aftermarket replacement parts (1)	$665,936	$512,335	$238,950	$187,453
Specialty products (2)	272,659	202,945	85,166	76,366
Repair and overhaul parts and services (3)	229,925	193,973	80,924	66,440
Total net sales	1,168,520	909,253	405,040	330,259

Electronic Technologies Group:
Electronic component parts primarily for defense, space and aerospace equipment (4)	644,239	485,780	248,919	165,871
Electronic component parts for equipment in various other industries (5)	238,446	218,152	76,948	78,332
Total net sales	882,685	703,932	325,867	244,203

Intersegment sales	(19,547)	(14,501)	(8,005)	(4,934)

Total consolidated net sales	$2,031,658	$1,598,684	$722,902	$569,528

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

    The following table summarizes the Company’s net sales by industry for each operating segment (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2023	2022	2023	2022
Flight Support Group:
Aerospace	$811,962	$637,282	$288,069	$219,558
Defense and Space	295,686	231,014	98,777	94,756
Other (1)	60,872	40,957	18,194	15,945
Total net sales	1,168,520	909,253	405,040	330,259

Electronic Technologies Group:
Defense and Space	413,761	402,639	153,190	136,778
Other (2)	335,786	243,238	119,992	87,103
Aerospace	133,138	58,055	52,685	20,322
Total net sales	882,685	703,932	325,867	244,203

Intersegment sales	(19,547)	(14,501)	(8,005)	(4,934)

Total consolidated net sales	$2,031,658	$1,598,684	$722,902	$569,528

(1)    Principally industrial products.
(2)    Principally other electronics and medical products.

7.     INCOME TAXES

The Company's effective tax rate decreased to 19.0% in the first nine months of fiscal 2023, down from 19.4% in the first nine months of fiscal 2022. The decrease in the Company's effective tax rate principally reflects a favorable impact from tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Leadership Compensation Plan in the first nine months of fiscal 2023 as compared to tax-exempt unrealized losses recognized in the first nine months of fiscal 2022. This was partially offset by a larger tax benefit from stock option exercises recognized in the first quarter of fiscal 2022. The Company recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2023 and 2022 of $6.2 million and $17.8 million, respectively.

The Company's effective tax rate decreased to 18.4% in the third quarter of fiscal 2023, down from 27.0% in the third quarter of fiscal 2022. The decrease in the Company's effective tax rate principally reflects a favorable impact from tax-exempt unrealized gains in the cash

Index

surrender values of life insurance policies related to the HEICO Leadership Compensation Plan in the third quarter of fiscal 2023 as compared to tax-exempt unrealized losses recognized in the third quarter of fiscal 2022. Additionally, the Company recognized a larger income tax credit for qualified research and development activities in the third quarter of fiscal 2023 mainly upon the filing and completion of its fiscal 2022 U.S. federal and state tax returns.

8.    FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of July 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$246,911	$—	$246,911
Money market fund	7,778	—	—	7,778
Total assets	$7,778	$246,911	$—	$254,689

Liabilities:
Contingent consideration	$—	$—	$56,426	$56,426

	As of October 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$201,239	$—	$201,239
Money market fund	3,477	—	—	3,477
Total assets	$3,477	$201,239	$—	$204,716

Liabilities:
Contingent consideration	$—	$—	$82,803	$82,803

The Company maintains the HEICO Corporation Leadership Compensation Plan (the "LCP"), which is a non-qualified deferred compensation plan. The assets of the LCP principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company, and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent investments in money market funds that are classified within Level 1. The assets of the LCP are

Index

held within an irrevocable trust and classified within other assets in the Company’s Condensed Consolidated Balance Sheets. The related liabilities of the LCP are included within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $249.0 million as of July 31, 2023 and $203.0 million as of October 31, 2022.

As part of the agreement to acquire 80.36% of the stock of a subsidiary by the ETG in fiscal 2022, the Company may be obligated to pay contingent consideration of up to $12.1 million in fiscal 2027 based on the earnings of the acquired entity during fiscal years 2025 and 2026 provided the entity meets a certain earnings objective during each of fiscal years 2024 to 2026. As of July 31, 2023, the estimated fair value of the contingent consideration was $5.1 million.

As part of the agreement to acquire 96% of the stock of a subsidiary by the FSG in fiscal 2022, the Company may be obligated to pay contingent consideration of up to $27.4 million in fiscal 2027 based on the earnings of the acquired entity during fiscal years 2025 and 2026 provided the entity meets certain earnings objectives during each of fiscal years 2022 to 2024. As of July 31, 2023, the estimated fair value of the contingent consideration was $16.4 million.

As part of the agreement to acquire 74% of the membership interests of a subsidiary by the FSG in fiscal 2022, the Company may be obligated to pay contingent consideration of $14.1 million in fiscal 2027 should the acquired entity meet a certain earnings objective during the five-year period following the acquisition. As of July 31, 2023, the estimated fair value of the contingent consideration was $6.4 million.

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
As part of the agreement to acquire 89.99% of the equity interests of a subsidiary by the ETG in fiscal 2020, the Company may be obligated to pay contingent consideration of up to CAD $13.5 million, or $10.2 million, in fiscal 2025 should the acquired entity meet certain earnings objectives during fiscal 2023 and 2024. As of July 31, 2023, the estimated fair value of the contingent consideration was CAD $11.5 million, or $8.7 million. Additionally, the acquired entity achieved a required earnings objective during fiscal years 2021 and 2022 that obligated the Company to pay additional contingent consideration of CAD $13.5 million, or $10.0 million, which was paid in the first quarter of fiscal 2023.

Index

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2017, the Company may be obligated to pay contingent consideration of $20.0 million in fiscal 2023 should the acquired entity meet a certain earnings objective during the first six years following the acquisition. As of July 31, 2023, the estimated fair value of the contingent consideration was $19.8 million.

The following unobservable inputs were used to derive the estimated fair value of the Company's Level 3 contingent consideration liabilities as of July 31, 2023 ($ in thousands):

		Unobservable		Weighted
Acquisition Date	Fair Value	Input	Range	Average (1)
9-1-2022	$5,120	Compound annual revenue growth rate	0% - 17%	11%
		Discount rate	8.7% - 8.7%	8.7%

7-18-2022	16,407	Compound annual revenue growth rate	2% - 9%	6%
		Discount rate	8.7% - 8.7%	8.7%

3-17-2022	6,407	Compound annual revenue growth rate	(3%) - 5%	0%
		Discount rate	7.5% - 7.5%	7.5%

8-18-2020	8,715	Compound annual revenue growth rate	12% - 21%	18%
		Discount rate	9.7% - 9.7%	9.7%

9-15-2017	19,777	Compound annual revenue growth rate	4% - 5%	5%
		Discount rate	6.7% - 6.7%	6.7%

(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

Index

Changes in the Company’s contingent consideration liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the nine months ended July 31, 2023 are as follows (in thousands):

Liabilities
Balance as of October 31, 2022	$82,803
Payment of contingent consideration	(18,909)
Amendment and termination of contingent consideration agreement	(9,057)
Increase in accrued contingent consideration, net	1,218
Foreign currency transaction adjustments	371
Balance as of July 31, 2023	$56,426

Included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$19,777
Other long-term liabilities	36,649
$56,426
The Company records changes in accrued contingent consideration and foreign currency transaction adjustments within SG&A expenses in its Condensed Consolidated Statements of Operations.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of July 31, 2023 due to the relatively short maturity of the respective instruments. The carrying amount of borrowings under the Company's credit facility approximates fair value due to its variable interest rate.

Index

9.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Nine months ended July 31,		Three months ended July 31,
	2023	2022	2023	2022
Numerator:
Net income attributable to HEICO	$300,170	$254,471	$102,023	$82,540

Denominator:
Weighted average common shares outstanding - basic	136,859	135,835	137,006	135,978
Effect of dilutive stock options	1,757	2,055	1,662	1,859
Weighted average common shares outstanding - diluted	138,616	137,890	138,668	137,837

Net income per share attributable to HEICO shareholders:
Basic	$2.19	$1.87	$.74	$.61
Diluted	$2.17	$1.85	$.74	$.60

Anti-dilutive stock options excluded	1,138	748	1,323	767

Index

10.    OPERATING SEGMENTS

Information on the Company’s two operating segments, the FSG and the ETG, for the nine and three months ended July 31, 2023 and 2022, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	Segment
	FSG	ETG
Nine months ended July 31, 2023:
Net sales	$1,168,520	$882,685	($19,547)	$2,031,658
Depreciation	12,293	14,856	800	27,949
Amortization	19,360	37,886	1,120	58,366
Operating income	272,693	198,673	(35,475)	435,891
Capital expenditures	15,434	18,575	167	34,176

Nine months ended July 31, 2022:
Net sales	$909,253	$703,932	($14,501)	$1,598,684
Depreciation	11,493	10,153	743	22,389
Amortization	17,543	29,750	844	48,137
Operating income	189,329	189,605	(28,588)	350,346
Capital expenditures	12,084	11,874	399	24,357

Three months ended July 31, 2023:
Net sales	$405,040	$325,867	($8,005)	$722,902
Depreciation	4,141	5,395	265	9,801
Amortization	6,074	13,084	572	19,730
Operating income	89,172	74,157	(13,962)	149,367
Capital expenditures	4,791	7,517	(53)	12,255

Three months ended July 31, 2022:
Net sales	$330,259	$244,203	($4,934)	$569,528
Depreciation	4,082	3,361	250	7,693
Amortization	6,281	9,571	274	16,126
Operating income	70,756	68,029	(10,038)	128,747
Capital expenditures	3,971	3,879	296	8,146

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Index

Total assets by operating segment are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of July 31, 2023	$1,690,971	$2,913,437	$848,894	$5,453,302
Total assets as of October 31, 2022	1,635,229	2,230,744	229,523	4,095,496

11.     COMMITMENTS AND CONTINGENCIES

Guarantees

As of July 31, 2023, the Company has arranged for standby letters of credit aggregating $13.1 million, which are supported by its revolving credit facility and principally pertain to performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries as well as a payment guarantee related to potential workers' compensation claims.

Product Warranty

Changes in the Company’s product warranty liability for the nine months ended July 31, 2023 and 2022, respectively, are as follows (in thousands):

	Nine months ended July 31,
	2023	2022
Balances as of beginning of fiscal year	$3,296	$3,379
Accruals for warranties	1,812	1,352
Acquired warranty liabilities	(85)	—
Warranty claims settled	(1,699)	(1,719)
Balances as of July 31	$3,324	$3,012

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

Index

counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

12.     SUBSEQUENT EVENTS

On August 4, 2023, the Company completed the acquisition of Wencor Group ("Wencor"), which it intends to integrate into the FSG. The aggregate purchase price consisted of $1.9 billion in cash, subject to certain working capital, debt and other customary adjustments, and 1,137,628 shares of HEICO Class A Common Stock. The cash consideration was paid using proceeds from the sale of the Notes and from the Company's Credit Facility. See Note 5, Short-Term and Long-Term Debt, for additional information. Also, on August 8, 2023, the Company terminated the commitment letter, dated May 14, 2023, with Truist Bank and Truist Securities, Inc., as amended, relating to a bridge financing to finance a portion of the Wencor Acquisition, as such financing was no longer necessary.

In connection with the Wencor Acquisition, the Company entered into a registration rights agreement, dated August 4, 2023 (the “Registration Rights Agreement”), by and among the Company and Holders (as defined in the Registration Rights Agreement). Pursuant to the Registration Rights Agreement (i) the Company agreed to file a resale registration statement for the Registrable Securities (as defined in the Registration Rights Agreement) immediately following the closing of the Wencor Acquisition and (ii) the Holders were granted certain registration rights with respect to registration statements filed subsequent to the closing of the Wencor Acquisition. On August 4, 2023, the Company filed a Registration Statement on Form S-3ASR to register the resale of 1,054,606 shares of HEICO Class A Common Stock issued in connection with the Wencor Acquisition (the “Registration Statement”). The Registration Statement was effective as of August 4, 2023.

Wencor is a large commercial and military aircraft aftermarket company offering factory-new FAA-approved aircraft replacement parts, value-added distribution of high-use commercial & military aftermarket parts and aircraft & engine accessory component repair and overhaul services. Wencor expands the Company’s aftermarket product offerings, enabling the combined company to offer even greater savings and capabilities to its customers, while expanding its new products and services development capacity. Due to the limited time since the acquisition date, the initial accounting for the Wencor Acquisition is incomplete. As such, the Company is not able to disclose certain information relating to Wencor, including the preliminary fair value of the assets acquired and liabilities assumed. The Company expects to complete the preliminary accounting for the Wencor Acquisition during the fourth quarter of fiscal 2023.

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended October 31, 2022. There have been no material changes to our critical accounting policies during the nine months ended July 31, 2023.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Although we have largely emerged from the COVID-19 pandemic, our results of operations in fiscal 2023 continue to reflect the pandemic's lingering impact, including its impact on our supply chain. Despite the aforementioned, we experienced continued improvement in operating results in the first nine months and third quarter of fiscal 2023 as compared to the first nine months and third quarter of fiscal 2022 principally reflecting improved demand for our commercial aerospace products and services. The FSG has reported twelve consecutive quarters of sequential growth in net sales resulting from commercial air travel recovery in certain domestic travel markets, moderated by a slower recovery in international travel markets. Additionally, the ETG’s operating results in the first nine months of fiscal 2023 reflect consistent organic growth from increased demand for most of their other product offerings and the impact from the Company's January 2023 acquisition, offset by decreased demand for its defense products and the impact of acquisition costs related to our January 2023 acquisition. Further, the ETG’s overall backlog as of July 31, 2023, supports an expected increase in demand for its defense products at some point over the next twelve months.

Additionally, our results of operations for the nine and three months ended July 31, 2023 have been affected by the fiscal 2022 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2022 and the fiscal 2023 acquisitions as further detailed in Note 2,

Index

Acquisitions, of the Notes to the Condensed Consolidated Financial Statements of this quarterly report.

Recent Development

On August 4, 2023, we completed the acquisition of Wencor Group ("Wencor"), which we intend to integrate into the FSG ("Wencor Acquisition"). The aggregate purchase price consisted of $1.9 billion in cash, subject to certain working capital, debt and other customary adjustments, and 1,137,628 shares of HEICO Class A Common Stock. The cash consideration was paid using proceeds from the sale of senior notes and from the Company's revolving credit facility. See Note 5, Short-Term and Long-Term Debt, of the Notes to Condensed Consolidated Financial Statements for additional information. Wencor is a large commercial and military aircraft aftermarket company offering factory-new FAA-approved aircraft replacement parts, value-added distribution of high-use commercial & military aftermarket parts and aircraft & engine accessory component repair and overhaul services. See Note 12, Subsequent Events, of the Notes to Condensed Consolidated Financial Statements for additional information.

Index

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2023	2022	2023	2022
Net sales	$2,031,658	$1,598,684	$722,902	$569,528
Cost of sales	1,242,613	976,308	444,168	348,591
Selling, general and administrative expenses	353,154	272,030	129,367	92,190
Total operating costs and expenses	1,595,767	1,248,338	573,535	440,781
Operating income	$435,891	$350,346	$149,367	$128,747

Net sales by segment:
Flight Support Group	$1,168,520	$909,253	$405,040	$330,259
Electronic Technologies Group	882,685	703,932	325,867	244,203
Intersegment sales	(19,547)	(14,501)	(8,005)	(4,934)
	$2,031,658	$1,598,684	$722,902	$569,528

Operating income by segment:
Flight Support Group	$272,693	$189,329	$89,172	$70,756
Electronic Technologies Group	198,673	189,605	74,157	68,029
Other, primarily corporate	(35,475)	(28,588)	(13,962)	(10,038)
	$435,891	$350,346	$149,367	$128,747

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	38.8%	38.9%	38.6%	38.8%
Selling, general and administrative expenses	17.4%	17.0%	17.9%	16.2%
Operating income	21.5%	21.9%	20.7%	22.6%
Interest expense	1.5%	.2%	1.7%	.2%
Other income	.1%	—%	.1%	—%
Income tax expense	3.8%	4.2%	3.5%	6.0%
Net income attributable to noncontrolling interests	1.5%	1.6%	1.5%	1.9%
Net income attributable to HEICO	14.8%	15.9%	14.1%	14.5%

Index

Comparison of First Nine Months of Fiscal 2023 to First Nine Months of Fiscal 2022

Net Sales

Our consolidated net sales in the first nine months of fiscal 2023 increased by 27% to a record $2,031.7 million, up from net sales of $1,598.7 million in the first nine months of fiscal 2022. The increase in consolidated net sales principally reflects an increase of $259.3 million (a 29% increase) to a record $1,168.5 million in net sales of the FSG and an increase of $178.8 million (a 25% increase) to a record $882.7 million in net sales of the ETG. The net sales increase in the FSG reflects strong organic growth of 21% as well as net sales of $65.2 million contributed by fiscal 2022 acquisitions. The FSG's organic growth reflects increased demand for the majority of our commercial aerospace products and services resulting from continued recovery in global commercial air travel as compared to the prior year. As such, organic net sales increased by $129.9 million, $36.0 million and $28.1 million within our aftermarket replacement parts, repair and overhaul parts and services, and specialty products product lines, respectively. The net sales increase in the ETG principally reflects $177.5 million contributed by fiscal 2023 and 2022 acquisitions, partially offset by a 1% decrease in organic net sales. The ETG's organic net sales decline is mainly attributable to decreased demand for our defense products resulting in a net sales decrease of $42.1 million, partially offset by increased demand for our other electronics and aerospace products resulting in net sales increases of $18.8 million and $18.1 million, respectively. Although we believe sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the first nine months of fiscal 2023, recent cost inflation may lead to higher sales prices during the remainder of fiscal 2023.

Gross Profit and Operating Expenses

Our consolidated gross profit margin was 38.8% in the first nine months of fiscal 2023, as compared to 38.9% in the first nine months of fiscal 2022, principally reflecting a 2.7% decrease in the ETG's gross profit margin, partially offset by a 2.1% improvement in the FSG's gross profit margin. The reduction in the ETG's gross profit margin principally reflects the previously mentioned decrease in net sales of our defense products, partially offset by the previously mentioned increase in net sales of our aerospace and other electronics products. The increase in the FSG's gross profit margin principally reflects the previously mentioned higher net sales within our aftermarket replacement parts and specialty products product lines, and lower inventory obsolescence expenses in the first nine months of fiscal 2023 mainly due to increased demand within our aftermarket replacement parts product line. Total new product research and development expenses included within our consolidated cost of sales were $68.5 million in the first nine months of fiscal 2023, up from $55.8 million in the first nine months of fiscal 2022.

Our consolidated selling, general and administrative ("SG&A") expenses were $353.2 million in the first nine months of fiscal 2023, as compared to $272.0 million in the first nine months of fiscal 2022. The increase in consolidated SG&A expenses principally reflects $48.3 million attributable to our fiscal 2023 and 2022 acquisitions, costs incurred to support the previously mentioned net sales growth resulting in increases of $16.7 million and $7.4 million in

Index

other general and administrative expenses and other selling expenses, respectively, a $10.4 million increase in performance-based compensation expense and a $7.5 million increase in acquisition costs mainly related to fiscal 2023 acquisitions, including Wencor, partially offset by a $9.1 million impact from the amendment and termination of a contingent consideration agreement pertaining to a fiscal 2021 acquisition.

Our consolidated SG&A expenses as a percentage of net sales were 17.4% in the first nine months of fiscal 2023, as compared to 17.0% in the first nine months of fiscal 2022. The increase in consolidated SG&A expenses as a percentage of net sales principally reflects a .4% impact from the previously mentioned increase in acquisition costs, and a .3% impact from changes in the estimated fair value of contingent consideration, partially offset by a .4% impact from the previously mentioned amendment and termination of a contingent consideration agreement.

Operating Income

Our consolidated operating income increased by 24% to a record $435.9 million in the first nine months of fiscal 2023, up from $350.3 million in the first nine months of fiscal 2022. The increase in consolidated operating income principally reflects an $83.4 million increase (a 44% increase) to a record $272.7 million in operating income of the FSG and a $9.1 million increase (a 5% increase) to $198.7 million in operating income of the ETG. The increase in operating income of the FSG principally reflects the previously mentioned net sales growth, improved gross profit margin, efficiencies realized from the higher net sales volume, and the previously mentioned amendment and termination of a contingent consideration agreement, partially offset by a $13.2 million increase in performance-based compensation expense. The increase in operating income of the ETG principally reflects the previously mentioned net sales increase, partially offset by the previously mentioned lower gross profit margin and higher costs from the impact of our January 2023 acquisition.

Our consolidated operating income as a percentage of net sales was 21.5% in the first nine months of fiscal 2023, as compared to 21.9% in the first nine months of fiscal 2022. Our consolidated operating income as a percentage of net sales in the first nine months of fiscal 2023 principally reflects a decrease in the ETG's operating income as a percentage of net sales to 22.5% in the first nine months of fiscal 2023, as compared to 26.9% in the first nine months of fiscal 2022, partially offset by an increase in the FSG’s operating income as a percentage of net sales to 23.3% in the first nine months of fiscal 2023, up from 20.8% in the first nine months of fiscal 2022. The decrease in the ETG's operating income as a percentage of net sales principally reflects the previously mentioned lower gross profit margin and a 1.8% impact from an increase in SG&A expenses as a percentage of net sales mainly from the previously mentioned higher costs from the impact of our January 2023 acquisition. The increase in the FSG’s operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margin, efficiencies realized from the higher net sales volume, and a .8% impact from the amendment and termination of a contingent consideration agreement, partially offset by a .5% impact from higher performance-based compensation expense.

Index

Interest Expense

Interest expense increased to $29.6 million in the first nine months of fiscal 2023, as compared to $3.2 million in the first nine months of fiscal 2022. The increase in interest expense was due to higher interest rates as well as an increase in the amount of outstanding debt.

Other Income

Other income in the first nine months of fiscal 2023 and 2022 was not material.

Income Tax Expense

Our effective tax rate decreased to 19.0% in the first nine months of fiscal 2023, down from 19.4% in the first nine months of fiscal 2022. The decrease in our effective tax rate principally reflects a favorable impact from tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Leadership Compensation Plan in the first nine months of fiscal 2023 as compared to tax-exempt unrealized losses recognized in the first nine months of fiscal 2022. This was partially offset by a larger tax benefit from stock option exercises recognized in the first quarter of fiscal 2022. We recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2023 and 2022 of $6.2 million and $17.8 million, respectively.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $30.6 million in the first nine months of fiscal 2023, as compared to $26.0 million in the first nine months of fiscal 2022. The increase in net income attributable to noncontrolling interests principally reflects improved operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased by 18% to a record $300.2 million, or $2.17 per diluted share, in the first nine months of fiscal 2023, up from $254.5 million, or $1.85 per diluted share, in the first nine months of fiscal 2022 principally reflecting the previously mentioned higher consolidated operating income, partially offset by the increase in interest expense.

Index

Comparison of Third Quarter of Fiscal 2023 to Third Quarter of Fiscal 2022

Net Sales

Our consolidated net sales in the third quarter of fiscal 2023 increased by 27% to a record $722.9 million, up from net sales of $569.5 million in the third quarter of fiscal 2022. The increase in consolidated net sales principally reflects an increase of $81.7 million (a 33% increase) to a record $325.9 million in net sales of the ETG and an increase of $74.8 million (a 23% increase) to a record $405.0 million in net sales of the FSG. The net sales increase in the ETG principally reflects $74.5 million contributed by fiscal 2023 and 2022 acquisitions and organic growth of 2%. The ETG's organic growth is mainly attributable to increased demand for our aerospace and other electronics products resulting in net sales increases of $9.7 million and $3.4 million, respectively, partially offset by decreased demand for our defense products resulting in a net sales decrease of $8.9 million. The net sales increase in the FSG reflects strong organic growth of 19% as well as net sales of $10.6 million contributed by a fiscal 2022 acquisition. The FSG's organic growth reflects increased demand for the majority of our commercial aerospace products and services resulting from continued recovery in global commercial air travel as compared to the prior year. As such, organic net sales increased by $51.5 million and $14.5 million within our aftermarket replacement parts and repair and overhaul parts and services product lines, respectively. Although we believe sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the third quarter of fiscal 2023, recent cost inflation may lead to higher sales prices during the remainder of fiscal 2023.

Gross Profit and Operating Expenses

Our consolidated gross profit margin was 38.6% in the third quarter of fiscal 2023, as compared to 38.8% in the third quarter of fiscal 2022, principally reflecting a 2.8% decrease in the ETG's gross profit margin, partially offset by a 1.5% improvement in the FSG's gross profit margin. The reduction in the ETG's gross profit margin principally reflects the previously mentioned decrease in net sales of our defense products, partially offset by the previously mentioned increase in net sales of our aerospace and other electronics products. The increase in the FSG's gross profit margin principally reflects the previously mentioned higher net sales and a favorable product mix. Total new product research and development expenses included within our consolidated cost of sales were $25.4 million in the third quarter of fiscal 2023, up from $18.7 million in the third quarter of fiscal 2022.

Our consolidated SG&A expenses were $129.4 million in the third quarter of fiscal 2023, as compared to $92.2 million in the third quarter of fiscal 2022. The increase in consolidated SG&A expenses principally reflects $20.2 million attributable to our fiscal 2023 and 2022 acquisitions, costs incurred to support the previously mentioned net sales growth resulting in increases of $11.5 million and $2.9 million in other general and administrative expenses and selling expenses, respectively, and a $2.6 million increase in acquisition costs mainly related to our acquisition of Wencor in August 2023.

Index

Our consolidated SG&A expenses as a percentage of net sales were 17.9% in the third quarter of fiscal 2023, as compared to 16.2% in the third quarter of fiscal 2022. The increase in consolidated SG&A expenses as a percentage of net sales principally reflects a lower level of efficiencies mainly resulting from the impact of our January 2023 acquisition, a .3% impact from the previously mentioned increase in acquisition costs and a .3% impact from changes in the estimated fair value of contingent consideration.

Operating Income

Our consolidated operating income increased by 16% to $149.4 million in the third quarter of fiscal 2023, up from $128.7 million in the third quarter of fiscal 2022. The increase in consolidated operating income principally reflects an $18.4 million increase (a 26% increase) to $89.2 million in operating income of the FSG and a $6.1 million increase (a 9% increase) to $74.2 million in operating income of the ETG. The increase in operating income of the FSG principally reflects the previously mentioned net sales growth and improved gross profit margin, partially offset by a $3.3 million increase in acquisition costs mainly related to the previously mentioned Wencor Acquisition. The increase in operating income of the ETG principally reflects the previously mentioned net sales increase, partially offset by the previously mentioned lower gross profit margin and higher costs from the impact of our January 2023 acquisition.

Our consolidated operating income as a percentage of net sales was 20.7% in the third quarter of fiscal 2023, as compared to 22.6% in the third quarter of fiscal 2022. Our consolidated operating income as a percentage of net sales in the third quarter of fiscal 2023 principally reflects a decrease in the ETG's operating income as a percentage of net sales to 22.8% in the third quarter of fiscal 2023, as compared to 27.9% in the third quarter of fiscal 2022, partially offset by an increase in the FSG's operating income as a percentage of net sales to 22.0% in the third quarter of fiscal 2023, up from 21.4% in the third quarter of fiscal 2022. The decrease in the ETG's operating income as a percentage of net sales principally reflects the previously mentioned lower gross profit margin and a 2.3% impact from an increase in SG&A expenses as a percentage of net sales mainly from the previously mentioned higher costs from the impact of our January 2023 acquisition. The increase in the FSG's operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margin, partially offset by an .8% impact from the previously mentioned increase in acquisition costs.

Interest Expense

Interest expense increased to $12.1 million in the third quarter of fiscal 2023, as compared to $1.4 million in the third quarter of fiscal 2022. The increase in interest expense was due to higher interest rates as well as an increase in the amount of outstanding debt.

Other Income

Other income in the third quarter of fiscal 2023 and 2022 was not material.

Index

Income Tax Expense

Our effective tax rate decreased to 18.4% in the third quarter of fiscal 2023, down from 27.0% in the third quarter of fiscal 2022. The decrease in our effective tax rate principally reflects a favorable impact from tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Leadership Compensation Plan in the third quarter of fiscal 2023 as compared to tax-exempt unrealized losses recognized in the third quarter of fiscal 2022. Additionally, we recognized a larger income tax credit for qualified research and development activities in the third quarter of fiscal 2023 mainly upon the filing and completion of our fiscal 2022 U.S. federal and state tax returns.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $10.7 million in the third quarter of fiscal 2023, as compared to $10.5 million in the third quarter of fiscal 2022. The increase in net income attributable to noncontrolling interests principally reflects improved operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held, inclusive of fiscal 2022 and 2023 acquisitions.

Net Income Attributable to HEICO

Net income attributable to HEICO increased by 24% to $102.0 million, or $.74 per diluted share, in the third quarter of fiscal 2023, up from $82.5 million, or $.60 per diluted share, in the third quarter of fiscal 2022 principally reflecting the previously mentioned higher consolidated operating income and lower effective tax rate, partially offset by the increase in interest expense.

Outlook

As we look ahead to the remainder of fiscal 2023, we continue to anticipate net sales growth in both the FSG and ETG, principally driven by demand for the majority of our products. Additionally, continued inflationary pressures and lingering supply chain disruptions stemming from the COVID-19 pandemic may lead to higher material and labor costs. Further, we plan to actively work on the integration of Wencor into our business and operations, continue our commitment to developing new products and services and further market penetration, while maintaining our financial strength and flexibility.

Index

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, capital expenditures, cash dividends, distributions to noncontrolling interests, financing costs, and working capital needs. We now anticipate fiscal 2023 capital expenditures to be approximately $50 to $55 million, inclusive of the Wencor Acquisition. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility. The revolving credit facility and senior notes contain both financial and non-financial covenants. As of July 31, 2023, we were in compliance with all such covenants and our total debt to shareholders’ equity ratio was 41.1%.

On July 14, 2023, we entered into a third amendment to our revolving credit facility ("Credit Facility"), to, among other things, (i) increase the capacity by $500 million to $2.0 billion, (ii) extend the maturity date to July 14, 2028, and (iii) increase the applicable rate with respect to certain total leverage ratio tiers in the pricing grid. The Credit Facility includes a feature that will allow us to increase the capacity by $750 million to become a $2.75 billion facility through increased commitments from existing lenders.

Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund our cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $300.4 million in the first nine months of fiscal 2023 and consisted primarily of net income from consolidated operations of $330.8 million, depreciation and amortization expense of $86.3 million (a non-cash item), net changes in other long-term liabilities and assets related to the HEICO LCP of $11.7 million (principally participant deferrals and employer contributions), $10.6 million in employer contributions to the HEICO Savings and Investment Plan (a non-cash item), and $10.4 million in share-based compensation expense (a non-cash item), partially offset by a $103.3 million increase in net working capital, a $23.0 million deferred income tax benefit, a $9.1 million impact from the amendment and termination of a contingent consideration agreement and $6.3 million of contingent consideration payments. The increase in net working capital is inclusive of an $86.7 million increase in inventories to support an increase in consolidated backlog and a $15.6 million increase in accounts receivable resulting from the previously mentioned higher net sales and the timing of collections.

Net cash provided by operating activities decreased by $23.6 million in the first nine months of fiscal 2023 from $323.9 million in the first nine months of fiscal 2022. The decrease is principally attributable to a $37.5 million increase in net working capital, a $30.8 million increase in deferred income tax benefits, and a $9.1 million impact from the amendment and termination of a contingent consideration agreement, partially offset by a $50.4 million increase in net income from consolidated operations. The increase in net working capital primarily

Index

resulted from the previously mentioned increase in inventories and a decrease in trade accounts payable, partially offset by a decrease in prepaid expenses and other current assets.

Investing Activities

Net cash used in investing activities totaled $574.2 million in the first nine months of fiscal 2023 and related primarily to acquisitions of $526.7 million, capital expenditures of $34.2 million and investments related to the LCP of $14.0 million. Further details regarding our fiscal 2023 acquisitions may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash provided by financing activities in the first nine months of fiscal 2023 totaled $824.1 million. During the first nine months of fiscal 2023, we received $1,189.5 million in proceeds from the issuance of senior notes and borrowed $564.0 million under our revolving credit facility, which were partially offset by $839.0 million in payments made on our revolving credit facility, $29.9 million of distributions to noncontrolling interests, $27.4 million of cash dividends on our common stock, redemptions of common stock related to stock option exercises aggregating $14.8 million, $12.6 million of contingent consideration payments, and $9.1 million paid of debt issuance costs.

Other Obligations and Commitments

Except as noted below, there have not been any material changes to our other obligations and commitments that were included in our Annual Report on Form 10-K for the year ended October 31, 2022.

On July 27, 2023, we completed the public offer and sale of senior unsecured notes, which consisted of $600 million principal amount of 5.25% Senior Notes due August 1, 2028 (the "2028 Notes") and $600 million principal amount of 5.35% Senior Notes due August 1, 2033 (the "2033 Notes" and, collectively with the 2028 Notes, the "Notes"). We used the net proceeds from the sale of the Notes to repay the outstanding borrowings under our Credit Facility and to fund a portion of the purchase price of the Wencor Acquisition. See Note 5, Short-Term and Long-Term Debt, and Note 12, Subsequent Events, of the Notes to Condensed Consolidated Financial Statements, for additional information. Interest on the Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing February 1, 2024. The 2028 Notes and 2033 Notes each have an effective interest rate of 5.5%.

New Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements, of the Notes to Condensed Consolidated Financial Statements for additional information.

Index

Guarantor Group Summarized Financial Information

On July 27, 2023, we completed the public offer and sale of the Notes. See Note 5, Short-Term and Long-Term Debt of the Notes to Condensed Consolidated Financial Statements, for additional information. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future subsidiaries (including any member of Wencor Group following consummation of the Wencor Acquisition) that guarantee our obligations under the Credit Facility (the “Guarantor Group”).

The Notes were issued pursuant to an Indenture, dated as of July 27, 2023 (the “Base Indenture”), between HEICO and certain of its subsidiaries (collectively, the "Subsidiary Guarantors") and Truist Bank, as trustee (the “Trustee”), as supplemented by a First Supplemental Indenture, dated as of July 27, 2023 (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), between us, Subsidiary Guarantors and the Trustee. The Notes are direct, unsecured senior obligations of HEICO and rank equally in right of payment with all of our existing and future senior unsecured indebtedness. Each Subsidiary Guarantor is owned either directly or indirectly by the Company and jointly and severally guarantee our obligations under the Notes. None of the Subsidiary Guarantors are organized outside of the U.S.

Under the Indenture, holders of the Notes will be deemed to have consented to the release of a subsidiary guarantee provided by a subsidiary guarantor, without any action required on the part of the Trustee or any holder of the Notes, upon such subsidiary guarantor ceasing to guarantee or to be an obligor with respect to the Credit Facility. Accordingly, if the lenders under the Credit Facility release a subsidiary guarantor from its guarantee of, or obligations as a borrower under, the Credit Facility, the obligations of the subsidiary guarantors to guarantee the Notes will immediately terminate. If any of our future subsidiaries incur obligations under the Credit Facility while the Notes are outstanding, then such subsidiary will be required to guarantee the Notes.

In addition, a subsidiary guarantor will be released and relieved from all its obligations under its subsidiary guarantee in the following circumstances, each of which is permitted by the indenture:

•upon the sale or other disposition (including by way of consolidation or merger), in one transaction or a series of related transactions, of a majority of the total voting stock of such subsidiary guarantor (other than to us or any of our affiliates); or
•upon the sale or disposition of all or substantially all the property of such subsidiary guarantor (other than to any of our affiliates or another subsidiary guarantor);

provided, however, that, in each case, such transaction is permitted by the Credit Facility and after giving effect to such transaction, such subsidiary guarantor is no longer liable for any subsidiary guarantee or other obligations in respect of the Credit Facility. The subsidiary guarantee of a subsidiary guarantor also will be released if we exercise our legal defeasance, covenant defeasance option or discharge the Indenture.

Index

We conduct our operations almost entirely through our subsidiaries. Accordingly, the Guarantor Group’s cash flow and ability to service any guaranteed registered debt securities will depend on the earnings of our subsidiaries and the distribution of those earnings to the Guarantor Group, including the earnings of the non-guarantor subsidiaries, whether by dividends, loans or otherwise. Holders of the guaranteed registered debt securities will have a direct claim only against the Guarantor Group.

The following tables include summarized financial information for the Guarantor Group (in thousands). The information for the Guarantor Group is presented on a combined basis, excluding intercompany balances and transactions between us and the Guarantor and excluding investments in and equity in the earnings of non-guarantor subsidiaries. The Guarantor Group’s amounts due from, amounts due to, and transactions with non-guarantor subsidiaries have been presented in separate line items. The consolidating schedules are provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the issuer and guarantor subsidiaries.

	As of	As of
	July 31, 2023	October 31, 2022
Current assets (excluding net intercompany receivable from non-guarantor subsidiaries)	$1,524,929	$898,522
Noncurrent assets	2,654,288	2,612,503
Net intercompany receivable from/ (payable to) non-guarantor subsidiaries	170,219	(10,836)
Current liabilities (excluding net intercompany payable to non-guarantor subsidiaries)	346,560	327,700
Noncurrent liabilities	1,590,962	662,948
Redeemable noncontrolling interests	251,320	254,348
Noncontrolling interests	35,497	33,993

Nine months ended
July 31, 2023
Net sales	$1,591,258
Gross profit	596,251
Operating income	348,233
Net income from consolidated operations	264,456
Net income attributable to HEICO	242,760

Nine months ended
July 31, 2023
Intercompany net sales	$1,381
Intercompany management fee	1,853
Intercompany interest income	5,015
Intercompany dividends	41,080

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

In connection with our acquisition of Exxelia, we issued Exxelia a ten-year, €150 million note, which accrues interest at 4.7% per annum on the principal outstanding. A hypothetical 10% strengthening of the United States ("U.S.") dollar in comparison to the Euro as of July 31, 2023 would decrease the U.S. dollar equivalent of our Euro note receivable by approximately $17.0 million and decrease operating income by the same amount.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

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

Item 5. Other Events.

None of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the third quarter ended July 31, 2023.

Index

Item 6.    EXHIBITS

Exhibit	Description

4.1
Indenture, dated July 27, 2023, between HEICO Corporation and certain of its subsidiaries and Truist Bank, as trustee, is incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 27, 2023. ***

4.2
First Supplemental Indenture, dated July 27, 2023, between HEICO Corporation and certain of its subsidiaries and Truist Bank, as trustee, is incorporated by reference to Exhibit 4.2 to the Form 8-K filed on July 27, 2023. ***

4.3	Form of 5.250% Notes due 2028 (form included as Exhibit A to the First Supplemental Indenture incorporated by reference as Exhibit 4.2 to the Form 8-K filed on July 27, 2023.) ***

4.4	Form of 5.350% Notes due 2033 (form included as Exhibit B to the First Supplemental Indenture incorporated by reference as Exhibit 4.2 to the Form 8-K filed on July 27, 2023.) ***
10.1
Third Amendment to Revolving Credit Agreement, effective as of July 14, 2023, among HEICO Corporation, as Borrower, the Lenders from time to time party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 17, 2023. ***

10.2
Registration Rights Agreement, dated August 4, 2023, between HEICO Corporation and the selling stockholders, is incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3ASR filed on August 4, 2023. ***

22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities. *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *

32.1	Section 1350 Certification of Chief Executive Officer. **

32.2	Section 1350 Certification of Chief Financial Officer. **

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). *

*    Filed herewith.
**    Furnished herewith.
***    Previously filed.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEICO CORPORATION

Date:	August 30, 2023	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)