Form 10-K
period 2023-10-31
HEICO CORP
filed 2023-12-20
CIK 46619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2023 or

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
Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $18,669,602,000 based on the closing price of HEICO Common Stock and Class A Common Stock as of April 30, 2023 as reported by the New York Stock Exchange.
The number of shares outstanding of each of the registrant’s classes of common stock as of December 18, 2023 is as follows:

Common Stock, $.01 par value	54,720,621	shares
Class A Common Stock, $.01 par value	83,534,260	shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Index
HEICO CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2023

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

    Our business is comprised of two operating segments:

    The Flight Support Group. Our Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their collective subsidiaries, accounted for 60%, 57% and 50% of our net sales in fiscal 2023, 2022 and 2021, respectively. The FSG uses proprietary technology to design and manufacture jet engine and aircraft component replacement parts for sale at lower prices than those manufactured by OEMs. These parts are approved by the FAA and are the functional equivalent of parts sold by OEMs. In addition, the FSG repairs, overhauls and distributes jet engine and aircraft components, avionics and instruments for domestic and foreign commercial air carriers and aircraft repair companies as well as military and business aircraft operators. The FSG also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the United States ("U.S.") government. Additionally, the FSG is a leading supplier, distributor, and integrator of military aircraft parts and support services primarily to the U.S. Department of Defense, defense prime contractors, and foreign military organizations allied with the U.S. Further, the FSG is a leading manufacturer of advanced niche components and complex composite assemblies for commercial aviation, defense and space applications. The FSG also engineers, designs and manufactures thermal insulation blankets and parts as well as removable/reusable insulation systems for aerospace, defense, commercial and industrial applications; manufactures expanded foil mesh for lightning strike protection in fixed and rotary wing aircraft; distributes aviation electrical interconnect products and electromechanical parts; overhauls industrial pumps, motors, and other hydraulic units with a focus on the support of legacy systems for the U.S. Navy; and performs tight-tolerance machining, brazing, fabricating and welding services for aerospace, defense and other industrial applications.

Index
    The Electronic Technologies Group. Our Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, accounted for 40%, 43% and 50% of our net sales in fiscal 2023, 2022 and 2021, respectively. The ETG derived approximately 49%, 56% and 63% of its net sales in fiscal 2023, 2022 and 2021, respectively, from the sale of products and services to U.S. and foreign military agencies, prime defense contractors and both commercial and defense satellite and spacecraft manufacturers. The ETG collectively designs, manufactures and sells various types of electronic, data and microwave, and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, power conversion products, underwater locator beacons, emergency locator transmission beacons, flight deck annunciators, panels, and indicators, electromagnetic and radio frequency interference shielding and filters, high power capacitor charging power supplies, amplifiers, traveling wave tube amplifiers, photodetectors, amplifier modules, microwave power modules, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies, high voltage power supplies, high voltage interconnection devices and wire, high voltage energy generators, high frequency power delivery systems; memory products, including three-dimensional microelectronic and stacked memory, static random-access memory (SRAM), and electronically erasable programmable read-only memory (EEPROM); harsh environment electronic connectors and other interconnect products, radio frequency ("RF") and microwave amplifiers, transmitters, and receivers and integrated assemblies, sub-assemblies and components; RF sources, detectors and controllers, wireless cabin control systems, solid state power distribution and management systems, crashworthy and ballistically self-sealing auxiliary fuel systems, nuclear radiation detectors, communications and electronic intercept receivers and tuners, fuel level sensing systems, high-speed interface products that link devices, high performance active antenna systems and airborne antennas for commercial and military aircraft, precision guided munitions, other defense applications and commercial uses; silicone material for a variety of demanding applications; precision power analog monolithic, hybrid and open frame components; high-reliability ceramic-to-metal feedthroughs and connectors, technical surveillance countermeasures (TSCM) equipment to detect devices used for espionage and information theft; rugged small-form factor embedded computing solutions; custom high power filters and filter assemblies; test sockets and adapters for both engineering and production use of semiconductor devices; radiation assurance services and products; and high reliability ("Hi-Rel"), complex, passive electronic components and rotary joint assemblies for mostly aerospace and defense applications, in addition to other high-end applications, such as medical and energy uses, including emerging "clean energy" and electrification applications.
    HEICO has continuously operated in the aerospace industry for over 65 years. Since assuming control in 1990, our current management has achieved significant sales and profit growth through a broadened line of product offerings, an expanded customer base, increased research and development expenditures and the completion of a number of acquisitions. As a result of internal growth and acquisitions, our net sales from continuing operations have grown from $26.2 million in fiscal 1990 to $2,968.1 million in fiscal 2023, representing a compound annual growth rate of approximately 15%. During the same period, we improved our net income from $2.0 million to $403.6 million, representing a compound annual growth rate of approximately 18%.

Index
Although we have largely emerged from the COVID-19 pandemic, our results of operations in fiscal 2023 reflected some of the COVID-19 pandemic's lingering impact, including its impact on our supply chain. Despite the aforementioned, we experienced continued improvement in operating results in fiscal 2023 as compared to fiscal 2022 principally reflecting improved demand for our commercial aerospace products and services. See Item 7, Management's Discussion and Analysis, for additional details on the effects of the COVID-19 pandemic on the Company.

Disciplined Acquisition Strategy

    Acquisitions have been an important element of our growth strategy over the past thirty-three years, supplementing our organic growth. Since 1990, we have completed approximately 98 acquisitions complementing the niche segments of the aviation, defense, space, medical, telecommunications and electronics industries in which we operate. We typically target acquisition opportunities that allow us to broaden our product offerings, services and technologies while expanding our customer base and geographic presence. Even though we have historically pursued an active acquisition policy, our disciplined acquisition strategy involves limiting acquisition candidates to businesses that we believe will continue to grow, offer strong cash flow and earnings potential, and are available at fair prices. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for further information regarding our recent acquisitions.

Flight Support Group

    The Flight Support Group serves a broad spectrum of the aviation industry, including (i) commercial airlines and air cargo carriers; (ii) repair and overhaul facilities; (iii) OEMs; and (iv) U.S. and foreign governments.

    The FSG competes with the leading industry OEMs and, to a lesser extent, with a number of smaller, independent parts distributors. Historically, the three principal jet engine OEMs, General Electric (including CFM International), Pratt & Whitney and Rolls Royce, have been the sole source of substantially all jet engine replacement parts for their jet engines. Other OEMs have been the sole source of replacement parts for their aircraft component parts. We believe that we are the largest independent supplier of non-OEM jet engine and aircraft component replacement parts, and in recent years and inclusive of acquisitions, we are now adding new products to our line at a rate of approximately 350 to 550 Parts Manufacturer Approvals (“PMA” or “PMAs”) per year. We have developed for our customers approximately 19,500 parts (inclusive of acquisitions) for which PMAs have been received from the FAA.

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

Index
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

    As part of our growth strategy, we have continued to increase our research and development activities. Research and development expenditures by the FSG, which were approximately $.3 million in fiscal 1991, increased to approximately $26.4 million in fiscal 2023, $22.2 million in fiscal 2022 and $18.3 million in fiscal 2021. We believe that our FSG's research and development capabilities are a significant component of our historical success and an integral part of our growth strategy. In recent years, the FAA granted us PMAs for

Index
approximately 350 to 550 new parts and we develop numerous new proprietary repairs per year; however, no assurance can be given that the FAA will continue to grant PMAs or DER-approved repairs or that we will achieve acceptable levels of net sales and gross profits on such parts or repairs in the future.

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

Index
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

Index
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

Index
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

    High-Reliability ("Hi-Rel") Ceramic-to-Metal Feedthroughs and Connectors. The ETG designs and manufactures high-reliability ceramic-to-metal feedthroughs and connectors for demanding environments within the industrial, life science, medical, research, semiconductor, and other markets.

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

Hi-Rel, Passive Electronic Components and Rotary Joint Assemblies. The ETG offers Hi-Rel, complex, passive electronic components and rotary joint assemblies for mostly aerospace and defense applications, in addition to other high-end applications, such as medical and energy uses, including emerging "clean energy" and electrification applications.

    As part of our growth strategy, we have continued to invest in our research and development activities. Research and development expenditures by the ETG were $69.4 million in fiscal 2023, $53.9 million in fiscal 2022 and $50.6 million in fiscal 2021. We believe that our ETG's research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.

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

We sell our products to a broad customer base consisting of domestic and foreign commercial and cargo airlines, repair and overhaul facilities, other aftermarket suppliers of aircraft engine and airframe materials, OEMs, domestic and foreign military units, electronic manufacturing services companies, manufacturers for the defense industry as well as medical, telecommunications, scientific, and industrial companies. No one customer accounted for sales of 10% or more of total consolidated sales from continuing operations during any of the last three fiscal years. Net sales to our five largest customers accounted for approximately 18%, 21% and 22% of total net sales in fiscal 2023, 2022 and 2021, respectively.

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

Raw Materials

    We purchase a variety of raw materials, primarily consisting of high temperature alloy sheet metal and castings, forgings, pre-plated metals, electrical components and advanced composite materials from various vendors. The materials used by our operations are generally available from a number of sources and in sufficient quantities to meet current requirements subject to normal lead times. However, supply chain disruptions and continued cost inflation impacted our material prices during fiscal 2023. Additionally, continued inflationary pressures and lingering supply chain disruptions stemming from the COVID-19 pandemic may lead to higher material costs in fiscal 2024. Further, we are subject to rules promulgated by the Securities Exchange Commission pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding the use of certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries. These rules may impose additional costs and may introduce new risks related to our ability to verify the origin of any conflict minerals used in our products.

Backlog

Our total backlog increased by 35% to $1,863 million as of October 31, 2023, up from $1,383 million as of October 31, 2022. The majority of our backlog of orders as of October 31, 2023 is expected to be filled during fiscal 2024. The FSG's backlog of unshipped orders was $1,013 million as of October 31, 2023, up from $674 million as of October 31, 2022. The increase in the FSG’s backlog is principally from the backlog of a business acquired during fiscal 2023 as well as increased orders for its aftermarket replacement parts resulting from continued recovery in global commercial air travel as compared to the prior year. The FSG's backlog excludes forecasted shipments for certain contracts pursuant to which customers provide only

Index
estimated annual usage and not firm purchase orders. Our backlogs within many of the FSG's subsidiaries are typically short-lead in nature with many product orders being received within the month of shipment. The ETG’s backlog of unshipped orders was $850 million as of October 31, 2023, up from $709 million as of October 31, 2022. The increase in the ETG’s backlog is principally from the backlogs of businesses acquired during fiscal 2023.

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

As of October 31, 2023, we had approximately 9,600 full-time and part-time employees including approximately 4,800 in the Flight Support Group (of whom approximately 900 were employed by foreign subsidiaries) and approximately 4,800 in the Electronic Technologies Group (of whom approximately 2,000 were employed by foreign subsidiaries). None of our employees are represented by a U.S. domestic union. Our management believes that we have good relations with our employees.

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

Index
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

    We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions. Our Code of Ethics for Senior Financial and Other Officers is part of our Code of Business Conduct, which is located on our website at http://www.heico.com. Any amendments to or waivers from a provision of this code of ethics will be posted on the website. Also located on the website are our Corporate Governance Guidelines, Finance/Audit Committee Charter, Nominating & Corporate Governance Committee Charter, and Compensation Committee Charter.

Index
    Copies of the above referenced materials will be made available, free of charge, upon written request to the Corporate Secretary at HEICO Corporation, 3000 Taft Street, Hollywood, Florida 33021.

Information About Our Executive Officers

    Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board. The following table sets forth the names, ages of, and positions and offices held by our executive officers as of December 18, 2023:

Name	Age	Position(s)	Director Since
Laurans A. Mendelson	85	Chairman of the Board; Chief Executive Officer; and Director	1989
Eric A. Mendelson	58	Co-President and Director; President and Chief Executive Officer of the HEICO Flight Support Group	1992
Victor H. Mendelson	56	Co-President and Director; President and Chief Executive Officer of the HEICO Electronic Technologies Group	1996
Thomas S. Irwin	77	Senior Executive Vice President	—
Carlos L. Macau, Jr.	56	Executive Vice President - Chief Financial Officer and Treasurer	—
Steven M. Walker	59	Chief Accounting Officer and Assistant Treasurer	—

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

    Eric A. Mendelson has been associated with the Company since 1990, serving in various capacities. Mr. Mendelson has served as our Co-President since October 2009 and served as our Executive Vice President from 2001 through September 2009. Mr. Mendelson has also served as President and Chief Executive Officer of the HEICO Flight Support Group since its formation in 1993, as well as President of various Flight Support Group subsidiaries. Mr. Mendelson is a co-founder, and, since 1987, has been Managing Director of Mendelson International Corporation, a private investment company, which is a shareholder of HEICO. He is a member of the Board of Governors, an Ex-Officio Member of the Executive Committee, and Chair of the Civil Aviation Leadership Council of the Aerospace Industries Association (“AIA”) in Washington, D.C., of which HEICO is a member. In addition, Mr. Mendelson is a member of the Advisory Board of Trustees of Mount Sinai Medical Center in Miami Beach, Florida and a Past Chairman of

Index
Ransom Everglades School in Coconut Grove, Florida, as well as a member of the Board of Visitors of Columbia College in New York City. Eric Mendelson is the son of Laurans Mendelson and the brother of Victor Mendelson.

Victor H. Mendelson has been associated with the Company since 1990, serving in various capacities. Mr. Mendelson has served as our Co-President since October 2009 and served as our Executive Vice President from 2001 through September 2009. Mr. Mendelson has also served as President and Chief Executive Officer of the HEICO Electronic Technologies Group since founding it in September 1996. He served as the Company’s General Counsel from 1993 to 2008 and the Company’s Vice President from 1996 to 2001. In addition, Mr. Mendelson was the Chief Operating Officer of the Company’s former MediTek Health Corporation subsidiary from 1995 until its profitable sale in 1996. Mr. Mendelson is a co-founder, and, since 1987, has been President of Mendelson International Corporation, a private investment company, which is a shareholder of HEICO. Mr. Mendelson is a Trustee of Columbia University in the City of New York, a Trustee of St. Thomas University in Miami Gardens, Florida, a Director of Boys & Girls Clubs of Miami-Dade and is a Director and Past President of the Board of Directors of the Florida Grand Opera. Victor Mendelson is the son of Laurans Mendelson and the brother of Eric Mendelson.

Thomas S. Irwin has served as our Senior Executive Vice President since June 2012; our Executive Vice President, Chief Financial Officer and Treasurer from September 1991 through May 2012; Senior Vice President and Treasurer from 1986 to 1991; and our Vice President and Treasurer from 1982 to 1986. Mr. Irwin is a Certified Public Accountant. He is a member of the American and North Carolina Institutes of Certified Public Accountants.

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

    We market our products and services to approximately 125 countries, with approximately 34% of our consolidated net sales in fiscal 2023 derived from sales to foreign customers. We expect that sales to foreign customers will continue to account for a significant portion of our revenues in the foreseeable future. As a result, we are subject to risks of doing business internationally, including the following:

•Fluctuations in currency exchange rates;
•Geopolitical unrest, war, terrorism and other acts of violence;
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

As a result of our acquisitions, goodwill and intangible assets represent a significant portion of our total assets. As of October 31, 2023 and 2022, goodwill and intangible assets, net of amortization, accounted for 64% and 59% of our total assets, respectively. We test our goodwill and intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We may not realize the full value of our goodwill and intangible assets, and to the extent that impairment has occurred, we would be required to recognize the impaired portion of such assets in our earnings. An impairment of a significant portion of such assets could have a material adverse effect on our business, financial condition and results of operations.

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

    As of December 18, 2023, collectively our executive officers and entities controlled by them, the HEICO Savings and Investment Plan (our 401(k) Plan) and members of the Board of Directors beneficially owned approximately 19% of our outstanding Common Stock and approximately 3% of our outstanding Class A Common Stock. Accordingly, they will be able to substantially influence the election of the Board of Directors and control our business, policies and affairs, including our position with respect to proposed business combinations and attempted takeovers.

Industry and Macroeconomic Risks

Our success is highly dependent on the performance of the aviation industry, which could be impacted by lower demand for commercial air travel or airline fleet changes causing lower demand for our goods and services.

     General global industry and economic conditions that affect the aviation industry also affect our business. We are subject to macroeconomic cycles and when recessions occur, we may experience reduced orders, payment delays, supply chain disruptions or other factors as a result of the economic challenges faced by our customers, prospective customers and suppliers. Further, the aviation industry has historically been subject to downward cycles from time to time which reduce the overall demand for jet engine and aircraft component replacement parts and repair and overhaul services, and such downward cycles result in lower sales and greater credit risk. Demand for commercial air travel can be influenced by airline industry profitability, world trade policies, government-to-government relations, terrorism, disease outbreaks, environmental constraints imposed upon aircraft operations, technological changes, price and other competitive factors. Lower commercial air travel caused by risks arising from public health threats, such as the the COVID-19 global pandemic and their aftermath, airline fleet changes or airline purchasing decisions, could cause lower demand for our goods and services. These global industry and economic conditions may have a material adverse effect on our business, financial condition and results of operations.

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

    In fiscal 2023, approximately 35% of our net sales were derived from the sale of defense, commercial and defense satellite and spacecraft components, and homeland security products. A decline in defense, space or homeland security budgets or additional restrictions imposed by the U.S. government on sales of products or services to foreign military agencies could lower sales of our products and services.

We are subject to risks arising from public health threats, such as the the COVID-19 global pandemic ("Health Emergencies").

Our results of operations may continue to reflect the adverse impact from the COVID-19 pandemic, including its impact on our supply chain and inflationary pressures. Health Emergencies pose a risk that we or our employees, customers, suppliers, manufacturers and other commercial partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns requested or mandated by governmental authorities.

The extent to which Health Emergencies may have a material adverse effect on our future business, financial condition and results of operations will depend on many factors that are not within HEICO’s control, including but not limited to the path and effect of Health Emergencies, including factors like new variants and vaccination rates, potential supply chain disruptions and inflation, which can impact our key markets.

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

Index
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

    We file income tax returns in the U.S. federal jurisdiction, multiple state jurisdictions and certain jurisdictions outside the U.S. In fiscal 2023, our effective tax rate was 20.0%. Our future effective tax rate may be adversely affected by a number of factors, including the following:

•Changes in statutory tax rates in any of the various jurisdictions where we file tax returns;
•Changes in available tax credits or tax deductions;
•Changes in tax laws or the interpretation of such tax laws including interpretations, amendments and technical corrections of the Tax Cuts and Jobs Act;
•Changes to the accounting for income taxes in accordance with generally accepted accounting principles;

Index
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

Index
Item 1B.    UNRESOLVED STAFF COMMENTS

    None.

Item 1C.    CYBERSECURITY

    Not applicable.

Item 2.    PROPERTIES

    We own or lease a number of facilities, which are utilized by our Flight Support Group (“FSG”), Electronic Technologies Group (“ETG”), and corporate offices. As of October 31, 2023, all of the facilities listed below were in good operating condition, well maintained and in regular use. We believe that our existing facilities are sufficient to meet our operational needs for the foreseeable future. Summary information on the facilities utilized within the FSG, ETG and our corporate offices to support their principal operating activities is as follows:

	Square Footage
Location	Leased	Owned	Description
Flight Support Group
United States facilities (18 states)	1,483,000	233,000	Manufacturing, engineering and distribution facilities, and corporate headquarters
United States facilities (10 states)	610,000	127,000	Repair and overhaul facilities
International facilities (10 countries) - France, Germany, India, Laos, Netherlands, Singapore, Thailand, Turkey, United Arab Emirates and United Kingdom	118,000	173,000	Manufacturing, engineering and distribution facilities, and sales offices

Electronic Technologies Group
United States facilities (18 states)	821,000	612,000	Manufacturing and engineering facilities
International facilities (7 countries) - Canada, France, India, Morocco, South Korea, United Kingdom and Vietnam	382,000	313,000	Manufacturing and engineering facilities

Corporate
United States facilities (1 state)	—	10,000 (1)	Administrative offices

(1)Represents the square footage of our corporate offices in Miami, Florida. The square footage of our corporate headquarters in Hollywood, Florida is included within Square Footage-Owned of the caption “United States facilities (18 states)” under Flight Support Group.

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

    As of December 18, 2023, there were 265 holders of record of our Common Stock and 327 holders of record of our Class A Common Stock.

Performance Graphs

    The following graph and table compare the total return on $100 invested in HEICO Common Stock and HEICO Class A Common Stock with the total return on $100 invested in the NYSE Composite Index and the Dow Jones U.S. Aerospace Index for the five-year period from October 31, 2018 through October 31, 2023. The NYSE Composite Index measures the performance of all common stocks listed on the NYSE. The Dow Jones U.S. Aerospace Index is

Index
comprised of large companies which make aircraft, major weapons, radar and other defense equipment and systems as well as providers of satellites and spacecraft used for defense purposes. The total returns include the reinvestment of cash dividends.

Comparison of Five-Year Cumulative Total Return
Dollars
$210
$180
$150
$120
$90
$60
2018
2019
2020
2021
2022
2023
HEICO Common Stock
HEICO Class A Common Stock
NYSE Composite Index
Dow Jones U.S. Aerospace Index

	Cumulative Total Return as of October 31,
	2018	2019	2020	2021	2022	2023
HEICO Common Stock	$100.00	$147.34	$125.68	$166.97	$195.07	$190.22
HEICO Class A Common Stock	100.00	143.17	140.77	189.49	192.23	192.26
NYSE Composite Index	100.00	107.89	101.81	139.39	120.80	122.21
Dow Jones U.S. Aerospace Index	100.00	110.42	66.19	100.81	93.29	101.99

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

Index

Comparison of Thirty-Three Year Cumulative Total Return
$70,000
$60,000
$50,000
$40,000
$30,000
$20,000
$10,000
$0
Dollars
'90 '91 '92 '93 '94 '95 '96 '97 '98 '99 '00 '01 '02 '03 '04 '05 '06 '07 '08 '09 '10 '11 '12 '13 '14 '15 '16 '17 '18 '19 '20 '21 '22 '23
HEICO Common Stock
NYSE Composite Index
Dow Jones U.S. Aerospace Index

	Cumulative Total Return as of October 31,
	1990	1991	1992	1993	1994
HEICO Common Stock	$100.00	$141.49	$158.35	$173.88	$123.41
NYSE Composite Index	100.00	130.31	138.76	156.09	155.68
Dow Jones U.S. Aerospace Index	100.00	130.67	122.00	158.36	176.11

	1995	1996	1997	1998	1999
HEICO Common Stock	$263.25	$430.02	$1,008.31	$1,448.99	$1,051.61
NYSE Composite Index	186.32	225.37	289.55	326.98	376.40
Dow Jones U.S. Aerospace Index	252.00	341.65	376.36	378.66	295.99

	2000	2001	2002	2003	2004
HEICO Common Stock	$809.50	$1,045.86	$670.39	$1,067.42	$1,366.57
NYSE Composite Index	400.81	328.78	284.59	339.15	380.91
Dow Jones U.S. Aerospace Index	418.32	333.32	343.88	393.19	478.49

	2005	2006	2007	2008	2009
HEICO Common Stock	$1,674.40	$2,846.48	$4,208.54	$2,872.01	$2,984.13
NYSE Composite Index	423.05	499.42	586.87	344.96	383.57
Dow Jones U.S. Aerospace Index	579.77	757.97	1,000.84	602.66	678.00

	2010	2011	2012	2013	2014
HEICO Common Stock	$4,722.20	$6,557.88	$5,900.20	$10,457.14	$11,416.51
NYSE Composite Index	427.61	430.46	467.91	569.69	617.23
Dow Jones U.S. Aerospace Index	926.75	995.11	1,070.15	1,645.24	1,687.41

Index

	Cumulative Total Return as of October 31,
	2015	2016	2017	2018	2019
HEICO Common Stock	$10,776.88	$14,652.37	$23,994.03	$33,876.95	$49,277.28
NYSE Composite Index	595.37	596.57	702.38	694.81	749.66
Dow Jones U.S. Aerospace Index	1,766.94	1,878.10	2,807.42	3,373.52	3,725.15

	2020	2021	2022	2023
HEICO Common Stock	$44,877.75	$60,000.11	$65,650.39	$64,751.68
NYSE Composite Index	707.40	968.47	839.31	849.11
Dow Jones U.S. Aerospace Index	2,233.00	3,400.98	3,147.04	3,440.63

Issuer Purchases of Equity Securities

    There were no issuer purchases of our equity securities during the fourth quarter of fiscal 2023.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during fiscal 2023, except in connection with the Wencor Group acquisition as disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2023.

Dividend Policy

    We have historically paid semi-annual cash dividends on both our Class A Common Stock and Common Stock. During fiscal 2023, we paid an aggregate cash dividend of $.20 per share, which represents an 11% increase over the aggregate cash dividend of $.18 per share paid during fiscal 2022. In December 2023, our Board of Directors declared our 91st consecutive semi-annual cash dividend of $.10 per share payable in January 2024.

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

The ETG consists of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries, which primarily:

•Designs and Manufactures Electronic, Microwave and Electro-Optical Equipment, High-Speed Interface Products, High Voltage Interconnection Devices, EMI and RFI Shielding and Filters, High Voltage Advanced Power Electronics, Power Conversion Products, Underwater Locator Beacons, Memory Products, Self-Sealing Auxiliary Fuel Systems, Active Antenna Systems, Airborne Antennas, TSCM Equipment and high reliability ("Hi-Rel") electronic components. The ETG collectively designs, manufactures and sells various types of electronic, data and microwave, and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, power conversion products, underwater locator beacons,

Index
emergency locator transmission beacons, flight deck annunciators, panels and indicators, electromagnetic and radio frequency interference shielding and filters, high power capacitor charging power supplies, amplifiers, traveling wave tube amplifiers, photodetectors, amplifier modules, microwave power modules, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies, high voltage power supplies, high voltage interconnection devices and wire, high voltage energy generators, high frequency power delivery systems; memory products, including three-dimensional microelectronic and stacked memory, static random-access memory (SRAM) and electronically erasable programmable read-only memory (EEPROM); harsh environment electronic connectors and other interconnect products, RF and microwave amplifiers, transmitters, and receivers and integrated assemblies, sub-assemblies and components; RF sources, detectors and controllers, wireless cabin control systems, solid state power distribution and management systems, crashworthy and ballistically self-sealing auxiliary fuel systems, nuclear radiation detectors, communications and electronic intercept receivers and tuners, fuel level sensing systems, high-speed interface products that link devices, high performance active antenna systems and airborne antennas for commercial and military aircraft, precision guided munitions, other defense applications and commercial uses; silicone material for a variety of demanding applications; precision power analog monolithic, hybrid and open frame components; high-reliability ceramic-to-metal feedthroughs and connectors, technical surveillance countermeasures (TSCM) equipment to detect devices used for espionage and information theft; rugged small-form factor embedded computing solutions; custom high power filters and filter assemblies; test sockets and adapters for both engineering and production use of semiconductor devices, and radiation assurance services and products; and Hi-Rel, complex, passive electronic components and rotary joint assemblies for mostly aerospace and defense applications, in addition to other high-end applications, such as medical and energy uses including emerging "clean energy" and electrification applications.

Although we have largely emerged from the COVID-19 pandemic, our results of operations in fiscal 2023 reflected some of the pandemic's lingering impact, including its impact on our supply chain. Despite the aforementioned, we experienced continued improvement in operating results in fiscal 2023 as compared to fiscal 2022 principally reflecting improved demand for our commercial aerospace products and services. The FSG has reported thirteen consecutive quarters of sequential growth in net sales resulting from commercial air travel recovery in certain domestic travel markets, moderated by a slower recovery in international travel markets.

Additionally, our results of operations in fiscal 2023 have been affected by recent acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.

Index
Presentation of Results of Operations and Liquidity and Capital Resources

    The following discussion and analysis of our Results of Operations and Liquidity and Capital Resources includes a comparison of fiscal 2023 to fiscal 2022. A similar discussion and analysis that compares fiscal 2022 to fiscal 2021 may be found in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Form 10-K for the fiscal year ended October 31, 2022.

Results of Operations

    The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Consolidated Statements of Operations (in thousands):

	Year ended October 31,
	2023	2022
Net sales	$2,968,105	$2,208,322
Cost of sales	1,814,617	1,345,563
Selling, general and administrative expenses	528,149	365,915
Total operating costs and expenses	2,342,766	1,711,478
Operating income	$625,339	$496,844

Net sales by segment:
Flight Support Group	$1,770,185	$1,255,212
Electronic Technologies Group	1,225,222	972,475
Intersegment sales	(27,302)	(19,365)
	$2,968,105	$2,208,322

Operating income by segment:
Flight Support Group	$387,297	$267,167
Electronic Technologies Group	285,053	269,473
Other, primarily corporate	(47,011)	(39,796)
	$625,339	$496,844

Net sales	100.0%	100.0%
Gross profit	38.9%	39.1%
Selling, general and administrative expenses	17.8%	16.6%
Operating income	21.1%	22.5%
Interest expense	2.5%	.3%
Other income	.1%	—%
Income tax expense	3.7%	4.5%
Net income attributable to noncontrolling interests	1.4%	1.8%
Net income attributable to HEICO	13.6%	15.9%

Index
Comparison of Fiscal 2023 to Fiscal 2022

Net Sales

Our consolidated net sales in fiscal 2023 increased by 34% to a record $2,968.1 million, up from net sales of $2,208.3 million in fiscal 2022. The increase in consolidated net sales principally reflects an increase of $515.0 million (a 41% increase) to a record $1,770.2 million in net sales of the FSG and an increase of $252.7 million (a 26% increase) to a record $1,225.2 million in net sales of the ETG. The net sales increase in the FSG reflects strong organic growth of 21% as well as net sales of $251.0 million contributed by fiscal 2023 and 2022 acquisitions. The FSG's organic net sales increase reflects increased demand for the majority of our commercial aerospace products and services resulting from continued recovery in global commercial air travel as compared to the prior year. As such, organic net sales increased by $188.4 million, $49.3 million and $26.2 million within our aftermarket replacement parts, repair and overhaul parts and services, and specialty products product lines, respectively. The net sales increase in the ETG principally reflects $232.8 million contributed by fiscal 2023 and 2022 acquisitions and organic growth of 1%. The ETG's organic net sales increase is mainly attributable to increased demand for our aerospace, space and other electronics products resulting in net sales increases of $23.7 million, $12.9 million and $9.5 million, respectively, partially offset by decreased demand for our defense products resulting in a net sales decrease of $28.2 million. Although sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in fiscal 2023, recent cost inflation may lead to higher sales prices during fiscal 2024.

Our net sales in fiscal 2023 and 2022 by market consisted of approximately 48% and 43% from the commercial aviation industry, respectively, 35% and 39% from the defense and space industries, respectively, and 17% and 18% from other industrial markets including electronics, medical and telecommunications, respectively.

Gross Profit and Operating Expenses

Our consolidated gross profit margin was 38.9% in fiscal 2023, as compared to 39.1% in fiscal 2022, principally reflecting a 2.3% decrease in the ETG's gross profit margin, partially offset by a 1.7% improvement in the FSG's gross profit margin. The reduction in the ETG's gross profit margin principally reflects the previously mentioned decrease in net sales of our defense products, partially offset by the previously mentioned increase in net sales of our aerospace products. The increase in the FSG's gross profit margin principally reflects the previously mentioned higher net sales within our aftermarket replacement parts and repair and overhaul parts and services product lines, and lower inventory obsolescence expenses in fiscal 2023 mainly due to increased demand within our aftermarket replacement parts product line. Total new product research and development expenses included within our consolidated cost of sales were $95.8 million in fiscal 2023, up from $76.1 million in fiscal 2022.

Our consolidated selling, general and administrative ("SG&A") expenses were $528.1 million in fiscal 2023, as compared to $365.9 million in fiscal 2022. The increase in

Index
consolidated SG&A expenses principally reflects $96.8 million attributable to our fiscal 2023 and 2022 acquisitions, costs incurred to support the previously mentioned net sales growth resulting in increases of $28.0 million and $10.8 million in other general and administrative expenses and other selling expenses, respectively, a $15.8 million increase in performance-based compensation expense and a $20.0 million increase in acquisition costs mainly related to fiscal 2023 acquisitions, partially offset by a $9.1 million impact from the amendment and termination of a contingent consideration agreement pertaining to a fiscal 2021 acquisition.

Our consolidated SG&A expenses as a percentage of net sales were 17.8% in fiscal 2023, as compared to 16.6% in fiscal 2022. The increase in consolidated SG&A expenses as a percentage of net sales principally reflects a .7% impact from the previously mentioned increase in acquisition costs, a .4% impact attributable to the fiscal 2023 and 2022 acquisitions, and a .3% impact from changes in the estimated fair value of contingent consideration, partially offset by a .3% impact from the previously mentioned amendment and termination of a contingent consideration agreement.

Operating Income

Our consolidated operating income increased by 26% to a record $625.3 million in fiscal 2023, up from $496.8 million in fiscal 2022. The increase in consolidated operating income principally reflects a $120.1 million increase (a 45% increase) to a record $387.3 million in operating income of the FSG and a $15.6 million increase (a 6% increase) to a record $285.1 million in operating income of the ETG. The increase in operating income of the FSG principally reflects the previously mentioned net sales growth, improved gross profit margin, and the previously mentioned amendment and termination of a contingent consideration agreement, partially offset by a $21.6 million increase in performance-based compensation expense and a $15.8 million increase in acquisition costs mainly related to a fiscal 2023 acquisition. The increase in operating income of the ETG principally reflects the previously mentioned net sales increase, partially offset by the previously mentioned lower gross profit margin, higher costs resulting from the impact of our January 2023 acquisition, $7.2 million in unfavorable changes in the estimated fair value of accrued contingent consideration, and a $4.2 million increase in acquisition costs mainly related to a fiscal 2023 acquisition.

Our consolidated operating income as a percentage of net sales was 21.1% in fiscal 2023, as compared to 22.5% in fiscal 2022. Our consolidated operating income as a percentage of net sales in fiscal 2023 principally reflects a decrease in the ETG's operating income as a percentage of net sales to 23.3% in fiscal 2023, as compared to 27.7% in fiscal 2022, partially offset by an increase in the FSG’s operating income as a percentage of net sales to 21.9% in fiscal 2023, up from 21.3% in fiscal 2022. The decrease in the ETG's operating income as a percentage of net sales principally reflects the previously mentioned lower gross profit margin and a 2.2% impact from an increase in SG&A expenses as a percentage of net sales. The increase in the ETG's SG&A expenses as a percentage of net sales is inclusive of a .7% impact from the previously mentioned higher costs of our January 2023 acquisition, a .7% impact from the previously mentioned changes in the estimated fair value of contingent consideration, and a .3% impact from the previously mentioned higher acquisition expenses. The increase in the FSG's operating

Index
income as a percentage of net sales principally reflects the previously mentioned improved gross profit margin and a .5% impact from the previously mentioned amendment and termination of a contingent consideration agreement, partially offset by a .9% and .4% impact from the previously mentioned increases in acquisition costs and performance-based compensation expense, respectively.

Interest Expense

Interest expense increased to $73.0 million in fiscal 2023, as compared to $6.4 million in fiscal 2022. The increase in interest expense was principally due to an increase in the amount of outstanding debt as well as higher interest rates.

Other Income

    Other income in fiscal 2023 and 2022 was not material.

Income Tax Expense

Our effective tax rate decreased to 20.0% in fiscal 2023, down from 20.4% in fiscal 2022. The decrease in our effective tax rate principally reflects a favorable impact from tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Leadership Compensation Plan in fiscal 2023 as compared to tax-exempt unrealized losses recognized in fiscal 2022. This was partially offset by a larger tax benefit from stock option exercises recognized in the first quarter of fiscal 2022 and the portion of acquisition costs associated with fiscal 2023 acquisitions that were not deductible for income tax purposes. We recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2023 and 2022 of $6.2 million and $17.8 million, respectively.

Net Income Attributable to Noncontrolling Interests
    Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $40.8 million in fiscal 2023, as compared to $38.9 million in fiscal 2022. The increase in net income attributable to noncontrolling interests principally reflects improved operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased by 15% to a record $403.6 million, or $2.91 per diluted share, in fiscal 2023, up from $351.7 million, or $2.55 per diluted share, in fiscal 2022 principally reflecting the previously mentioned higher consolidated operating income, partially offset by the increase in interest expense.

Index
Outlook

As we look ahead to fiscal 2024, we anticipate net sales growth in both the FSG and ETG, principally driven by contributions from our fiscal 2023 acquisitions and demand for the majority of our products. Additionally, continued inflationary pressures may lead to higher material and labor costs. Further, we plan to actively work on the continued integration of Wencor Group into our business and operations, continue our commitment to developing new products and services and further market penetration, while maintaining our financial strength and flexibility.

Inflation

    We have generally experienced increases in our costs of labor, materials and services consistent with overall rates of inflation. The impact of such increases on net income attributable to HEICO has been generally minimized by efforts to lower costs through manufacturing efficiencies and cost reductions as well as selective price increases, as was done in fiscal 2023. However, continued cost inflation during fiscal 2024 may require additional sales price increases in order to mitigate their impact on net income attributable to HEICO.

Liquidity and Capital Resources

    The following table summarizes our capitalization (in thousands):

	As of October 31,
	2023	2022
Cash and cash equivalents	$171,048	$139,504
Total debt (including current portion)	2,478,078	290,274
Shareholders’ equity	3,193,151	2,648,306
Total capitalization (debt plus equity)	5,671,229	2,938,580
Total debt to total capitalization	44%	10%

    Our principal uses of cash include acquisitions, capital expenditures, cash dividends, distributions to noncontrolling interests, interest payments and working capital needs. Capital expenditures in fiscal 2024 are anticipated to be approximately $65 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility.

    As of December 18, 2023, we had approximately $739 million of unused committed availability under the terms of our revolving credit facility. Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund our cash requirements for at least the next twelve months.

Index
Operating Activities

Net cash provided by operating activities was $448.7 million in fiscal 2023 and consisted primarily of net income from consolidated operations of $444.4 million, depreciation and amortization expense of $130.0 million (a non-cash item), $15.5 million in share-based compensation expense (a non-cash item) and $15.3 million in employer contributions to the HEICO Savings and Investment Plan (a non-cash item), partially offset by a $117.4 million increase in net working capital, a $26.5 million deferred income tax benefit (a non-cash item), and a $9.1 million impact from the amendment and termination of a contingent consideration agreement (a non-cash item). The increase in net working capital is inclusive of a $124.8 million increase in inventories to support an increase in consolidated backlog and a $65.6 million increase in accounts receivable resulting from the previously mentioned higher net sales and the timing of collections, partially offset by a $72.6 million increase in accrued expenses and other current liabilities principally from a higher level of accrued performance based-compensation due to the improved operating results and an increase in contract liabilities.

Net cash provided by operating activities decreased by $19.1 million in fiscal 2023 from $467.9 million in fiscal 2022. The decrease is principally attributable to a $56.0 million increase in net working capital, a $35.4 million increase in deferred income tax benefits, and a $9.1 million impact from the amendment and termination of a contingent consideration agreement, partially offset by a $53.8 million increase in net income from consolidated operations and a $33.7 million increase in depreciation and amortization expense. The increase in net working capital primarily resulted from the previously mentioned increase in inventories and accounts receivable, as well as a decrease in income taxes payable, partially offset by the previously mentioned increase in accrued expenses and other current liabilities.

Net cash provided by operating activities was $467.9 million in fiscal 2022 and consisted primarily of net income from consolidated operations of $390.6 million, depreciation and amortization expense of $96.3 million (a non-cash item), net changes in other long-term liabilities and assets related to the LCP of $15.4 million (principally participant deferrals and employer contributions), $12.6 million in share-based compensation expense (a non-cash item), and $12.2 million in employer contributions to the HEICO Savings and Investment Plan (a non-cash item), partially offset by a $61.4 million increase in net working capital. The increase in net working capital principally reflects an $89.2 million increase in inventories to support the increase in our consolidated backlog, partially offset by a $34.1 million increase in accrued expenses and other current liabilities mainly reflecting an increase in contingent consideration and contract liabilities.

Investing Activities

Net cash used in investing activities totaled $2,484.5 million in fiscal 2023 and related primarily to acquisitions of $2,421.8 million, capital expenditures of $49.4 million, and investments related to the LCP of $18.9 million. Further details regarding our acquisitions may be found in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.

Index
Net cash used in investing activities totaled $395.8 million in fiscal 2022 and related primarily to acquisitions of $347.3 million, capital expenditures of $32.0 million, and investments related to the LCP of $15.3 million.

Financing Activities

Net cash provided by financing activities in fiscal 2023 totaled $2,065.0 million. During fiscal 2023, we borrowed $1,964.0 million under our revolving credit facility and received $1,189.5 million in proceeds from the issuance of senior unsecured notes, which were partially offset by $989.0 million in payments made on our revolving credit facility, $36.6 million of distributions to noncontrolling interests, $27.4 million of cash dividends on our common stock, redemptions of common stock related to stock option exercises aggregating $14.8 million, $12.6 million of contingent consideration payments, and $10.1 million paid of debt issuance costs.

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

Revolving Credit Facility

In November 2017, we entered into a $1.3 billion Revolving Credit Facility Agreement ("Credit Facility") with a bank syndicate. The Credit Facility may be used to finance acquisitions and for working capital and other general corporate purposes, including capital expenditures. In December 2020, we entered into an amendment to increase the capacity by $200 million to $1.5 billion. In April 2022, we entered into an amendment to extend the maturity date of our Credit Facility by one year to November 2024 and to replace the Eurocurrency Rate with Adjusted Term SOFR as an election in which borrowings under the Credit Facility accrue interest, as such capitalized terms are defined in the Credit Facility. In July 2023, we entered into a third amendment to our Credit Facility, to, among other things, (i) increase the capacity by $500 million to $2.0 billion, (ii) extend the maturity date to July 2028, and (iii) increase the applicable rate with respect to certain total leverage ratio tiers in the pricing grid. The Credit Facility includes a feature that will allow us to increase the capacity by $750 million to become a $2.75 billion facility through increased commitments from existing lenders.

Borrowings under the Credit Facility accrue interest at our election of the Base Rate or Adjusted Term SOFR, plus in each case, the Applicable Rate (based on the Company’s Total Leverage Ratio), as such capitalized terms are defined in the Credit Facility. The Base Rate for any day is a fluctuating rate per annum equal to the highest of (i) the Prime Rate; (ii) the Federal Funds Rate plus .50%; and (iii) Adjusted Term SOFR for an Interest Period of one month plus 100 basis points. Adjusted Term SOFR is the rate per annum equal to Term SOFR plus a Term SOFR Adjustment of .10%; provided that Adjusted Term SOFR as so determined shall never be less than 0%. The Applicable Rate for SOFR Loans ranges from 1.125% to 2.00%. The

Index
Applicable Rate for Base Rate Loans ranges from .125% to 1.00%. A fee is charged on the amount of the unused commitment ranging from .15% to .35% (depending on the Company’s Total Leverage Ratio). The Credit Facility also includes a $200 million sublimit for swingline borrowings and $100 million sublimits for borrowings made in foreign currencies and for letters of credit. Outstanding principal, accrued and unpaid interest and other amounts payable under the Credit Facility may be accelerated upon an event of default, as such events are described in the Credit Facility. The Credit Facility is unsecured and contains covenants that require, among other things, the maintenance of a Total Leverage Ratio and an Interest Coverage Ratio, as such capitalized terms are defined in the Credit Facility. We were in compliance with all financial and nonfinancial covenants of the Credit Facility as of October 31, 2023.

Senior Unsecured Notes

On July 27, 2023, we completed the public offer and sale of senior unsecured notes, which consisted of $600 million principal amount of 5.25% Senior Notes due August 1, 2028 (the "2028 Notes") and $600 million principal amount of 5.35% Senior Notes due August 1, 2033 (the "2033 Notes" and, collectively with the 2028 Notes, the "Notes"). Interest on the Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing February 1, 2024. The 2028 Notes and 2033 Notes each have an effective interest rate of 5.5%. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future subsidiaries that guarantee our obligations under the Credit Facility (the “Guarantor Group”).

Other Obligations and Commitments

The holders of equity interests in certain of our subsidiaries have rights (“Put Rights”) that require us to provide cash consideration for their equity interests (the “Redemption Amount”) at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period. As of October 31, 2023, management’s estimate of the aggregate Redemption Amount of all Put Rights that we could be required to pay is approximately $364.8 million, which is included within redeemable noncontrolling interests in our Consolidated Balance Sheet. The estimated aggregate Redemption Amount of the Put Rights that are currently puttable, previously put, or becoming puttable during fiscal 2024 is approximately $152.9 million, of which approximately $92.4 million would be payable in fiscal 2024 should all of the eligible associated noncontrolling interest holders elect to exercise their Put Rights during fiscal 2024. See Note 13, Redeemable Noncontrolling Interests, of the Notes to Consolidated Financial Statements for further information.

See Note 5, Short-Term and Long-Term Debt, of the Notes to Consolidated Financial Statements for information regarding our long-term debt obligations.

See Note 8, Fair Value Measurements, of the Notes to Consolidated Financial Statements for information pertaining to contingent consideration obligations. As of October 31, 2023, the estimated fair value of contingent consideration payable in fiscal 2024 was $37.3 million.

Index
See Note 9, Leases, of the Notes to Consolidated Financial Statements for information pertaining to future minimum lease payments relating to the Company’s operating and finance lease obligations.

Guarantor Group Summarized Financial Information

The Notes were issued pursuant to an Indenture, dated as of July 27, 2023 (the “Base Indenture”), between HEICO and certain of its subsidiaries (collectively, the "Subsidiary Guarantors") and Truist Bank, as trustee (the “Trustee”), as supplemented by a First Supplemental Indenture, dated as of July 27, 2023 (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), between us, Subsidiary Guarantors and the Trustee. The Notes are direct, unsecured senior obligations of HEICO and rank equally in right of payment with all of our existing and future senior unsecured indebtedness. Each Subsidiary Guarantor is owned either directly or indirectly by the Company and jointly and severally guarantee our obligations under the Notes. None of the Subsidiary Guarantors are organized outside of the U.S. A list of the Subsidiary Guarantors is set forth in Exhibit 22 to this Annual Report on Form 10-K.

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

The following tables include summarized financial information for the Guarantor Group (in thousands). The information for the Guarantor Group is presented on a combined basis, excluding intercompany balances and transactions between us and the Guarantor Group and excluding investments in and equity in the earnings of non-guarantor subsidiaries. The Guarantor Group’s amounts due from, amounts due to, and transactions with non-guarantor subsidiaries have been presented in separate line items. The consolidating schedules are provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the issuer and guarantor subsidiaries.

As of
October 31, 2023
Current assets (excluding net intercompany receivable from non-guarantor subsidiaries)	$1,440,062
Noncurrent assets	4,490,490
Net intercompany receivable from/ (payable to) non-guarantor subsidiaries	182,795
Current liabilities (excluding net intercompany payable to non-guarantor subsidiaries)	531,466
Noncurrent liabilities	2,895,592
Redeemable noncontrolling interests	252,013
Noncontrolling interests	37,786

Year ended
October 31, 2023
Net sales	$2,365,569
Gross profit	889,226
Operating income	507,881
Net income from consolidated operations	356,640
Net income attributable to HEICO	327,669

Year ended
October 31, 2023
Intercompany net sales	$1,986
Intercompany management fee	3,430
Intercompany interest income	7,120
Intercompany dividends	57,080

Index
Critical Accounting Estimates

    We believe that the following are our most critical accounting estimates, which require management to make judgments about matters that are inherently uncertain.

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

Index
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

Changes in estimates that result in adjustments to net sales and cost of sales are recognized as necessary in the period they become known on a cumulative catch-up basis. Changes in estimates did not have a material effect on net income from consolidated operations in fiscal 2023, 2022 and 2021.

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

    As part of the agreement to acquire certain subsidiaries, we may be obligated to pay contingent consideration should the acquired entity meet certain earnings objectives subsequent to the date of acquisition. As of the acquisition date, contingent consideration is recorded at fair value as determined through the use of a probability-based scenario analysis approach. Under this method, a set of discrete potential future subsidiary earnings is determined using internal estimates based on various revenue growth rate assumptions for each scenario. A probability of likelihood is then assigned to each discrete potential future earnings estimate and the resultant contingent consideration is calculated and discounted using a weighted average discount rate reflecting the credit risk of HEICO. Subsequent to the acquisition date, the fair value of such contingent consideration is measured each reporting period and any changes are recorded to SG&A expenses within our Consolidated Statements of Operations. Changes in either the revenue growth rates, related earnings or the discount rate could result in a material change to the amount of contingent consideration accrued. As of October 31, 2023 and 2022, $71.1 million and $82.8 million of contingent consideration was accrued within our Consolidated Balance Sheets, respectively. During fiscal 2023, 2022 and 2021, such fair value measurement adjustments resulted in net (decreases) increases to SG&A expenses of ($.7) million, ($7.6) million and $1.2 million, respectively. For further information regarding our contingent consideration arrangements, see Note 8, Fair Value Measurements, of the Notes to Consolidated Financial Statements.

Valuation of Goodwill and Other Intangible Assets

We test goodwill for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value. When testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more-likely-than-not, we are then required to perform a quantitative impairment test, otherwise no further analysis is required. We also may elect not to perform a qualitative assessment and, instead, proceed directly to a quantitative impairment test. When performing the quantitative impairment test, we compare the fair value of each of our reporting units to its carrying value to determine potential impairment and an impairment loss is recognized in the amount by which the carrying value of a reporting unit’s goodwill exceeds its fair value. The

Index
fair values of our reporting units are determined using a weighted average of a market approach and an income approach. Under the market approach, fair values are estimated using published market multiples for comparable companies. We calculate fair values under the income approach by taking estimated future cash flows that are based on internal projections and other assumptions deemed reasonable by management and discounting them using an estimated weighted average cost of capital. Based on the annual goodwill impairment test as of October 31, 2023, 2022 and 2021, we determined there was no impairment of our goodwill. The fair value of each of our reporting units calculated as part of our quantitative impairment test significantly exceeded its carrying value as of October 31, 2023.

    We test each non-amortizing intangible asset (principally trade names) for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. To derive the fair value of our trade names, we utilize an income approach, which relies upon management's assumptions of royalty rates, projected revenues and discount rates. We also test each amortizing intangible asset for impairment if events or circumstances indicate that the asset might be impaired. The test consists of determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. The determination of fair value requires us to make a number of estimates, assumptions and judgments of underlying factors such as projected revenues and related earnings as well as discount rates. Based on the intangible asset impairment tests conducted, we incurred an immaterial impairment loss in fiscal 2023 and did not recognize any impairment losses in fiscal 2022 and 2021.

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

Index
forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed in or implied by those forward-looking statements. Factors that could cause such differences include:

•The severity, magnitude and duration of public health threats, such as the COVID-19 pandemic;

•Our liquidity and the amount and timing of cash generation;

•Lower commercial air travel, airline fleet changes or airline purchasing decisions, which could cause lower demand for our goods and services;

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

•Product development or manufacturing difficulties, which could increase our product development and manufacturing costs and delay sales; and

•Our ability to make acquisitions, including obtaining any applicable domestic and/or foreign governmental approvals, and achieve operating synergies from acquired businesses; customer credit risk; interest, foreign currency exchange and income tax rates; and economic conditions, including the effects of inflation, within and outside of the aviation, defense, space, medical, telecommunications and electronics industries, which could negatively impact our costs and revenues.

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

Index
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

    We have exposure to interest rate risk, mainly related to our revolving credit facility, which has variable interest rates. Interest rate risk associated with our variable rate debt is the potential increase in interest expense from an increase in interest rates. Based on our aggregate outstanding variable rate debt balance of $1,250.0 million as of October 31, 2023, a hypothetical 10% increase in interest rates would not have a material effect on our results of operations, financial position or cash flows. We also maintain a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase.
Due to the short duration of these financial instruments, a hypothetical 10% increase in interest rates as of October 31, 2023 would not have a material effect on our results of operations, financial position or cash flows.

Foreign Currency Risk

    We have several foreign subsidiaries that utilize a functional currency other than the U.S. dollar, or principally the Euro. Accordingly, changes in exchange rates between such foreign currencies and the U.S. dollar will affect the translation of the financial results of our foreign subsidiaries into the U.S. dollar for purposes of reporting our consolidated financial results. A hypothetical 10% weakening in the exchange rate of the Euro to the U.S. dollar as of October 31, 2023 would not have a material effect on our results of operations, financial position or cash flows.

Index
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEICO CORPORATION AND SUBSIDIARIES

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HEICO Corporation
Hollywood, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HEICO Corporation and subsidiaries (the "Company") as of October 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended October 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 20, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Index
Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the Finance/Audit Committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Given the magnitude of the inventory balances at these business units, coupled with the judgments necessary to project sales patterns and expected future demand within these business units, auditing such estimates required a high degree of auditor judgment and an increased extent of effort when performing audit procedures and evaluating the results of those procedures.

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

•We evaluated the accuracy and completeness of the valuation reserve by performing substantive analytical procedures on the reserve balance at the business unit level.

•We tested changes in the inventory valuation reserve and evaluated whether such changes were the result of the sale or write off of inventory parts or the result of changes in the significant assumptions used to develop the valuation reserve.

Business Combinations — Refer to Notes 1, 2 and 4 to the financial statements

Critical Audit Matter Description

The Company completed the acquisitions of Exxelia International SAS (“Exxelia”) on January 5, 2023 and of Wencor Group (“Wencor”) on August 4, 2023. The Company allocates the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired and liabilities and any noncontrolling interests assumed based on their estimated fair values, with any excess recorded as goodwill. The fair value determination of these acquired intangible assets required management to make significant estimates and assumptions related to future cash flows, valuation methodology, and the selection of a royalty rate and discount rate.

We identified the acquired intangible assets for Exxelia and Wencor as a critical audit matter because of the significant estimates and assumptions management makes to fair value these assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of future cash flows, valuation methodology, and selection of the royalty rate and discount rate for these acquired intangible assets.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future cash flows, valuation methodology, and the selection of the royalty rate and discount rate for these intangible assets included the following, among others:

•We tested the effectiveness of controls over the valuation of acquired intangible assets, including management’s controls over forecasts of future cash flows and selection of the royalty rate and discount rate.

•We assessed the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical results, certain peer companies, and industry projections.

Index
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) royalty rate, and (3) discount rate by:

◦Testing the source information underlying the determination of the royalty rate and discount rate and testing the mathematical accuracy of the calculations.

◦Developing a range of independent estimates and comparing those to the royalty rate and discount rate selected by management.

•We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

Miami, Florida
December 20, 2023
We have served as the Company's auditor since 1990.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of October 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$171,048	$139,504
Accounts receivable, net	509,075	294,848
Contract assets	111,702	93,978
Inventories, net	1,013,680	582,471
Prepaid expenses and other current assets	49,837	41,929
Total current assets	1,855,342	1,152,730

Property, plant and equipment, net	321,848	225,879
Goodwill	3,274,327	1,672,425
Intangible assets, net	1,357,281	733,327
Other assets	386,265	311,135
Total assets	$7,195,063	$4,095,496

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$17,801	$1,654
Trade accounts payable	205,893	116,551
Accrued expenses and other current liabilities	433,101	290,199
Income taxes payable	8,547	12,455
Total current liabilities	665,342	420,859

Long-term debt, net of current maturities	2,460,277	288,620
Deferred income taxes	131,846	71,162
Other long-term liabilities	379,640	338,948
Total liabilities	3,637,105	1,119,589

Commitments and contingencies (Note 16)

Redeemable noncontrolling interests (Note 13)	364,807	327,601

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 shares authorized; 54,721 and 54,519 shares issued and outstanding	547	545
Class A Common Stock, $.01 par value per share; 150,000 shares authorized; 83,507 and 82,093 shares issued and outstanding	835	821
Capital in excess of par value	578,809	397,337
Deferred compensation obligation	6,318	5,297
HEICO stock held by irrevocable trust	(6,318)	(5,297)
Accumulated other comprehensive loss	(40,180)	(46,499)
Retained earnings	2,605,984	2,253,932
Total HEICO shareholders’ equity	3,145,995	2,606,136
Noncontrolling interests	47,156	42,170
Total shareholders’ equity	3,193,151	2,648,306
Total liabilities and equity	$7,195,063	$4,095,496
The accompanying notes are an integral part of these consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended October 31,
	2023	2022	2021

Net sales	$2,968,105	$2,208,322	$1,865,682

Operating costs and expenses:
Cost of sales	1,814,617	1,345,563	1,138,259
Selling, general and administrative expenses	528,149	365,915	334,523

Total operating costs and expenses	2,342,766	1,711,478	1,472,782

Operating income	625,339	496,844	392,900

Interest expense	(72,984)	(6,386)	(7,285)
Other income	2,928	565	1,443

Income before income taxes and noncontrolling interests	555,283	491,023	387,058

Income tax expense	110,900	100,400	57,300

Net income from consolidated operations	444,383	390,623	329,758

Less: Net income attributable to noncontrolling interests	40,787	38,948	25,538

Net income attributable to HEICO	$403,596	$351,675	$304,220

Net income per share attributable to HEICO shareholders:
Basic	$2.94	$2.59	$2.25
Diluted	$2.91	$2.55	$2.21

Weighted average number of common shares outstanding:
Basic	137,185	136,010	135,326
Diluted	138,905	138,037	137,854

The accompanying notes are an integral part of these consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended October 31,
	2023	2022	2021

Net income from consolidated operations	$444,383	$390,623	$329,758
Other comprehensive income (loss):
Foreign currency translation adjustments	6,905	(40,078)	(591)
Unrealized gain on defined benefit pension plan, net of tax	59	368	991
Amortization of unrealized loss on defined benefit pension plan, net of tax	56	65	135
Total other comprehensive income (loss)	7,020	(39,645)	535
Comprehensive income from consolidated operations	451,403	350,978	330,293
Net income attributable to noncontrolling interests	40,787	38,948	25,538
Foreign currency translation adjustments attributable to noncontrolling interests	701	(1,698)	(62)
Comprehensive income attributable to noncontrolling interests	41,488	37,250	25,476
Comprehensive income attributable to HEICO	$409,915	$313,728	$304,817

The accompanying notes are an integral part of these consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2022	$327,601	$545	$821	$397,337	$5,297	($5,297)	($46,499)	$2,253,932	$42,170	$2,648,306
Comprehensive income	29,565	—	—	—	—	—	6,319	403,596	11,923	421,838
Cash dividends ($.20 per share)	—	—	—	—	—	—	—	(27,370)	—	(27,370)
Issuance of common stock for an acquisition	—	—	11	161,362	—	—	—	—	—	161,373
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	13,677	—	—	—	—	—	13,677
Share-based compensation expense	—	—	—	15,475	—	—	—	—	—	15,475
Proceeds from stock option exercises	—	2	3	6,708	—	—	—	—	—	6,713
Redemptions of common stock related to stock option exercises	—	—	—	(14,847)	—	—	—	—	—	(14,847)
Distributions to noncontrolling interests	(29,654)	—	—	—	—	—	—	—	(6,937)	(6,937)
Acquisitions of noncontrolling interests	(1,059)	—	—	(1,674)	—	—	—	—	—	(1,674)
Noncontrolling interests assumed related to acquisitions	12,137	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	23,866	—	—	—	—	—	—	(23,866)	—	(23,866)
Deferred compensation obligation	—	—	—	—	1,021	(1,021)	—	—	—	—
Other	2,351	—	—	771	—	—	—	(308)	—	463
Balances as of October 31, 2023	$364,807	$547	$835	$578,809	$6,318	($6,318)	($40,180)	$2,605,984	$47,156	$3,193,151

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2021	$252,587	$543	$812	$320,747	$5,297	($5,297)	($8,552)	$1,949,521	$33,868	$2,296,939
Comprehensive income (loss)	27,442	—	—	—	—	—	(37,947)	351,675	9,808	323,536
Cash dividends ($.18 per share)	—	—	—	—	—	—	—	(24,466)	—	(24,466)
Issuance of common stock for an acquisition	—	—	6	74,999	—	—	—	—	—	75,005
Issuance of common stock to HEICO Savings and Investment Plan	—	—	1	11,416	—	—	—	—	—	11,417
Share-based compensation expense	—	—	—	12,646	—	—	—	—	—	12,646
Proceeds from stock option exercises	—	3	3	2,346	—	—	—	—	—	2,352
Redemptions of common stock related to stock option exercises	—	(1)	(1)	(25,944)	—	—	—	—	—	(25,946)
Distributions to noncontrolling interests	(23,607)	—	—	—	—	—	—	—	(1,485)	(1,485)
Acquisitions of noncontrolling interests	(12,150)	—	—	3,415	—	—	—	—	—	3,415
Noncontrolling interests assumed related to acquisitions	56,770	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	22,798	—	—	—	—	—	—	(22,798)	—	(22,798)
Other	3,761	—	—	(2,288)	—	—	—	—	(21)	(2,309)
Balances as of October 31, 2022	$327,601	$545	$821	$397,337	$5,297	($5,297)	($46,499)	$2,253,932	$42,170	$2,648,306

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

Index
HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended October 31,
	2023	2022	2021
Operating Activities:
Net income from consolidated operations	$444,383	$390,623	$329,758
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	130,043	96,333	93,019
Share-based compensation expense	15,475	12,646	9,058
Employer contributions to HEICO Savings and Investment Plan	15,276	12,180	10,091
Amendment and termination of contingent consideration agreement	(9,057)	—	—
Payment of contingent consideration	(6,299)	—	—
(Decrease) increase in accrued contingent consideration, net	(686)	(7,631)	1,246
Deferred income tax (benefit) provision	(26,531)	8,876	(15,635)
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(65,595)	(29,272)	(27,300)
(Increase) decrease in contract assets	(11,642)	(4,148)	376
Increase in inventories	(124,782)	(89,186)	(10,121)
Decrease (increase) in prepaid expenses and other current assets	5,599	(10,077)	(4,795)
Increase in trade accounts payable	10,975	25,567	6,907
Increase in accrued expenses and other current liabilities	72,589	34,122	33,634
(Decrease) increase in income taxes payable	(4,505)	11,597	2,821
Net changes in other long-term liabilities and assets related to HEICO Leadership Compensation Plan	13,512	15,398	12,781
Other	(10,020)	828	2,244
Net cash provided by operating activities	448,735	467,856	444,084

Investing Activities:
Acquisitions, net of cash acquired	(2,421,788)	(347,308)	(136,500)
Capital expenditures	(49,434)	(31,982)	(36,183)
Investments related to HEICO Leadership Compensation Plan	(18,892)	(15,300)	(14,000)
Other	5,647	(1,239)	3,229
Net cash used in investing activities	(2,484,467)	(395,829)	(183,454)

Financing Activities:
Proceeds from issuance of senior unsecured notes	1,189,452	—	—
Borrowings on revolving credit facility	1,964,000	262,000	—
Payments on revolving credit facility	(989,000)	(212,000)	(505,000)
Distributions to noncontrolling interests	(36,591)	(25,092)	(27,963)
Cash dividends paid	(27,370)	(24,466)	(23,002)
Redemptions of common stock related to stock option exercises	(14,847)	(25,946)	(3,791)
Payment of contingent consideration	(12,610)	(320)	—
Debt issuance costs	(10,060)	(1,010)	(1,468)
Acquisitions of noncontrolling interests	(2,733)	(8,735)	(2,336)
Proceeds from stock option exercises	6,713	2,352	5,344
Capital contributions from noncontrolling interests	—	—	534
Other	(1,905)	(616)	(1,286)
Net cash provided by (used in) financing activities	2,065,049	(33,833)	(558,968)

Effect of exchange rate changes on cash	2,227	(6,988)	(216)

Net increase (decrease) in cash and cash equivalents	31,544	31,206	(298,554)
Cash and cash equivalents at beginning of year	139,504	108,298	406,852
Cash and cash equivalents at end of year	$171,048	$139,504	$108,298

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

    The consolidated financial statements include the financial accounts of HEICO Corporation and its direct subsidiaries, all of which are wholly owned except for HEICO Aerospace, which is 20% owned by Lufthansa Technik AG ("LHT"), the technical services subsidiary of Lufthansa German Airlines. HFSC consolidates seven subsidiaries which are 70%, 74%, 82%, 84%, 85%, 89% and 96% owned, respectively, three subsidiaries that are each approximately 90% owned and five subsidiaries that are each 80.1% owned. In addition, HEICO Aerospace consolidates a joint venture, which is 84% owned. HEICO Electronic consolidates four subsidiaries that are each 80.1% owned, two subsidiaries that are each 75% owned, and seven subsidiaries which are 80.4%, 82.5%, 85%, 90%, 91%, 92.7% and 95.9% owned, respectively. Certain subsidiaries of HEICO Electronic consolidate subsidiaries that are less than wholly owned. See Note 13, Redeemable Noncontrolling Interests. All intercompany balances and transactions are eliminated.

Although the Company has largely emerged from the COVID-19 pandemic, HEICO’s results of operations in fiscal 2023 reflected some of the pandemic’s lingering effects, including its impact on the Company's supply chain. Despite the aforementioned, the Company experienced continued improvement in operating results in fiscal 2023 as compared to fiscal 2022 principally reflecting improved demand for its commercial aerospace products and services. The FSG has reported thirteen consecutive quarters of sequential growth in net sales resulting from commercial air travel recovery in certain domestic travel markets, moderated by a slower recovery in international travel markets.

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

Business Combinations

    The Company allocates the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired and liabilities and any noncontrolling interests assumed based on their estimated fair values, with any excess recorded as goodwill. The operating results of acquired businesses are included in the Company’s results of operations beginning as of their effective acquisition dates. Acquisition costs totaled $25.4 million in fiscal 2023 of which $21.6 million was recorded as a component of selling, general and administrative ("SG&A") expenses and $3.8 million was recorded to interest expense in the Company's Consolidated Statement of Operations. Acquisition costs were not material in fiscal 2022 and 2021. See Note 2, Acquisitions, for additional information regarding the Company's fiscal 2023 acquisition costs.

    For contingent consideration arrangements, a liability is recognized at fair value as of the acquisition date with subsequent fair value adjustments recorded in operations. Additional information regarding the Company's contingent consideration arrangements may be found in Note 2, Acquisitions, and Note 8, Fair Value Measurements.

Goodwill and Other Intangible Assets

    The Company tests goodwill for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value. When testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the estimated fair value of a reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determine that an impairment is more-likely-than-not, the Company is then required to perform a quantitative impairment test, otherwise no further analysis is required. The Company may also may elect not to perform a qualitative assessment and, instead, proceed directly to a quantitative impairment test. When performing the quantitative impairment test, the Company compares the fair value of each of its reporting units to its carrying value to determine potential impairment and an impairment loss is recognized in the amount by which the carrying value of a reporting unit’s goodwill exceeds its fair value. The fair values of the Company's reporting units are determined by using a weighted average of a market approach and an income approach. Under the market approach, fair values are estimated using published market multiples for

Index
comparable companies. The Company calculates fair values under the income approach by taking estimated future cash flows that are based on internal projections and other assumptions deemed reasonable by management and discounting them using an estimated weighted average cost of capital.

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
    Amortization expense of intellectual property is recorded as a component of cost of sales and amortization expense of customer relationships is recorded as a component of SG&A expenses in the Company’s Consolidated Statements of Operations. The Company tests each non-amortizing intangible asset for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. To derive the fair value of its trade names, the Company utilizes an income approach, which relies upon management's assumptions of royalty rates, projected revenues and discount rates. The Company also tests each amortizing intangible asset for impairment if events or circumstances indicate that the asset might be impaired. The test consists of determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The determination of fair value requires management to make a number of estimates, assumptions and judgments of such factors as projected revenues and earnings and discount rates.

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

Index
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

	As of October 31,
	2023	2022
Fair value of plan assets	$10,025	$10,106
Projected benefit obligation	9,592	9,924
Funded status	$433	$182
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

Index
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

Index
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

Changes in estimates that result in adjustments to net sales and cost of sales are recognized as necessary in the period they become known on a cumulative catch-up basis. Changes in estimates did not have a material effect on net income from consolidated operations in fiscal 2023, 2022 and 2021.

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

Index
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

Index
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

New Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, "Revenue from Contracts with Customers," as if the acquirer had originated the contracts. The Company adopted ASU 2021-08 in the first quarter of fiscal 2023, resulting in no material effect on the Company's consolidated results of operations, financial position or cash flows.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. The ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment's profit or loss in assessing segment performance and deciding how to allocate resources. Additionally, ASU 2023-07 requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, or in fiscal 2025 for HEICO, and interim periods within fiscal years beginning one year later. Early adoption is permitted and the amendments must be applied retrospectively to all prior periods presented. The adoption of this guidance will not affect the Company's consolidated results of operations, financial position or cash flows and the Company is currently evaluating the effect the guidance will have on its disclosures.

Index
2.    ACQUISITIONS

Wencor Acquisition

On August 4, 2023, the Company acquired Wencor Group ("Wencor") from affiliates of Warburg Pincus LLC and Wencor’s management (the “Wencor Acquisition”). The Wencor Acquisition was completed pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, its newly formed wholly owned subsidiary Magnolia MergeCo Inc. (“Merger Sub”), Jazz Parent, Inc., the owner of Wencor (“Target”), and Jazz Topco GP LLC, solely in its capacity as representative for purposes of certain provisions of the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub merged with and into the Target, and the Target continued as the surviving entity and a wholly owned subsidiary of the Company. Subsequent to the acquisition date, the Company integrated Wencor into the FSG. Wencor is a large commercial and military aircraft aftermarket company offering factory-new FAA-approved aircraft replacement parts, value-added distribution of high-use commercial & military aftermarket parts, and aircraft & engine accessory component repair and overhaul services. Wencor expands the Company’s aftermarket product offerings, enabling the combined company to offer even greater savings and capabilities to its customers, while expanding its new products and services development capacity. The aggregate purchase price consisted of $1.9 billion in cash, subject to certain working capital, debt and other customary adjustments, and 1,137,628 shares of HEICO Class A Common Stock. The cash consideration was paid using proceeds from the Company's revolving credit facility and from the sale of senior unsecured notes. See Note 5, Short-Term and Long-Term Debt, for additional information. The total consideration includes an accrual of $17.0 million as of the acquisition date representing the estimated fair value of contingent consideration the Company may be obligated to pay in accordance with an agreement it assumed related to an acquisition Wencor consummated in fiscal 2023 prior to the Wencor Acquisition. See Note 8, Fair Value Measurements, for additional information regarding the Company’s contingent consideration obligation.

The following table summarizes the total consideration for the acquisition of Wencor (in thousands):

Cash paid	$1,923,098
Less: cash acquired	(29,984)
Cash paid, net	1,893,114
Issuance of common stock for an acquisition	161,373
Additional purchase consideration	(353)
Total consideration paid, net	$2,054,134

Index
The following table summarizes the allocation of the total consideration for the acquisition of Wencor to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands):

Assets acquired:
Goodwill	$1,260,507
Customer relationships	397,400
Intellectual property	120,400
Trade names	53,200
Inventories	249,917
Accounts receivable	105,947
Property, plant and equipment	35,170
Contract assets	5,276
Other assets	29,568
Total assets acquired, excluding cash	2,257,385

Liabilities assumed:
Accrued expenses	62,442
Accounts payable	56,187
Deferred income taxes	56,108
Other liabilities	28,514
Total liabilities assumed	203,251

Net assets acquired, excluding cash	$2,054,134

The allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of Wencor and the value of its assembled workforce that do not qualify for separate recognition. The weighted-average amortization periods of the customer relationships, intellectual property and trade names acquired are 13 years, 14 years and indefinite, respectively. Acquisition costs associated with the purchase of Wencor totaled $20.0 million in fiscal 2023 and were expensed in the Company's Consolidated Statement of Operations. The acquisition costs were recorded to SG&A expenses with the exception of a $3.8 million fee paid in August 2023 and charged to interest expense upon the termination of the May 14, 2023 commitment letter with Truist Bank and Truist Securities, Inc., as amended, related to a bridge financing to finance a portion of the Wencor Acquisition as such financing was no longer necessary. The operating results of Wencor were included in the Company’s results of operations from the effective acquisition date. The Company's consolidated net sales and net income attributable to HEICO for the fiscal year ended October 31, 2023 includes approximately $185.7 million and $22.6 million, respectively, from the acquisition of Wencor.

Index
Had the acquisition of Wencor occurred as of November 1, 2021, net sales on a pro forma basis for fiscal 2023 would have been $3,476.3 million and net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for fiscal 2023 would not have been materially different than the reported amounts.

The following table presents unaudited pro forma financial information for fiscal 2022 as if the acquisition of Wencor had occurred as of November 1, 2021 (in thousands, except per share data):

Year ended,
October 31, 2022
Net sales	$2,682,328
Net income from consolidated operations	$365,189
Net income attributable to HEICO	$326,241
Net income per share attributable to HEICO shareholders:
Basic	$2.38
Diluted	$2.34

The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place as of November 1, 2021. The unaudited pro forma financial information includes adjustments to historical amounts such as increased interest expense associated with debt used to finance the acquisition, the reclassification of acquisition costs associated with the purchase of Wencor from fiscal 2023 to fiscal 2022 and additional amortization expense related to the intangible assets acquired.

Index
Exxelia Acquisition

On January 5, 2023, the Company, through HEICO Electronic, acquired 93.69% of the outstanding common stock and all of the preferred stock of Exxelia International SAS (“Exxelia”). Exxelia designs, manufactures and sells high reliability (“Hi-Rel”), complex, passive electronic components and rotary joint assemblies for mostly aerospace and defense applications, in addition to other high-end applications, such as medical and energy uses, including emerging “clean energy” and electrification applications. The Company believes that this acquisition will further HEICO's strategy of expanding its already wide range of mission-critical and Hi-Rel components for the most demanding applications, as well as provide HEICO with added broad geographic and product diversity, including in the important European market. The majority of the remaining 6.31% interest is owned by certain members of Exxelia's management team. See Note 13, Redeemable Noncontrolling Interests, for additional information. Additionally, as a result of this acquisition, the Company also obtained a 90% ownership interest in Alcon Electronics Pvt. Ltd. (“Alcon”), which is an existing subsidiary of Exxelia. The remaining 10% interest continues to be owned by a certain member of Alcon’s management team. See Note 13, Redeemable Noncontrolling Interests, for additional information. The purchase price of this acquisition was paid in cash, using proceeds from the
Company's revolving credit facility.

The following table summarizes the total consideration for the acquisition of Exxelia (in thousands):

Cash paid	$515,785
Less: cash acquired	(11,789)
Total consideration paid, net	$503,996

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

Index
The following table summarizes the allocation of the total consideration for the acquisition of Exxelia to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed (in thousands):

Assets acquired:
Goodwill	$327,398
Customer relationships	61,943
Intellectual property	44,044
Trade names	21,703
Property, plant and equipment	53,640
Inventories	53,351
Accounts receivable	41,688
Other assets	13,155
Total assets acquired, excluding cash	616,922

Liabilities assumed:
Deferred income taxes	31,690
Accounts payable	21,858
Accrued expenses	18,159
Short-term debt	15,082
Other liabilities	13,982
Total liabilities assumed	100,771

Noncontrolling interests in consolidated subsidiaries	12,155

Net assets acquired, excluding cash	$503,996

The allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company obtains final information regarding their fair values. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of Exxelia and the value of its assembled workforce that do not qualify for separate recognition, however, benefit both the Company and the noncontrolling interest holders. The fair value of the noncontrolling interests were determined based on the consideration paid by the Company for its controlling ownership interest adjusted for a lack of control that a market participant would consider when estimating the fair value of the noncontrolling interest. The weighted-average amortization periods of the customer relationships, intellectual property and trade names acquired are 15 years, 15 years and indefinite, respectively. Acquisition costs associated with the purchase price of Exxelia totaled $5.5 million, of which $5.1 million was incurred in fiscal 2023, and were recorded to SG&A expenses in the Company's Consolidated Statement of Operations. The operating results of Exxelia were included in the Company’s results of operations from the

Index
effective acquisition date. The Company's consolidated net sales for the fiscal year ended October 31, 2023 includes approximately $179.0 million from the acquisition of Exxelia. Net income attributable to HEICO for the fiscal year ended October 31, 2023 was not materially impacted by the acquisition of Exxelia.

Had the acquisition of Exxelia occurred as of November 1, 2021, net sales on a pro forma basis for fiscal 2023 would not have been materially different than the reported amount and net sales on a pro forma basis for fiscal 2022 would have been $2,402.5 million. Additionally, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for fiscal 2023 and fiscal 2022 would not have been materially different than the reported amounts. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place as of November 1, 2021. The unaudited pro forma financial information includes adjustments to historical amounts such as increased interest expense associated with borrowings to finance the acquisition, the reclassification of acquisition costs associated with the purchase of Exxelia from fiscal 2023 to fiscal 2022, additional amortization expense related to the intangible assets acquired, and inventory purchase accounting adjustments charged to cost of sales as the inventory is sold. Additionally, the pro forma information reflects HEICO's initial ownership interest of 93.69% of Exxelia's common stock as of the date of acquisition. During the second quarter of fiscal 2023, the Company sold an additional 2.72% of the common stock of Exxelia to its existing noncontrolling interest holders and certain members of Exxelia's management team, which decreased the Company's ownership interest in the subsidiary to 90.97%. See Note 13, Redeemable Noncontrolling Interests, for additional information.

Other Acquisitions

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

Index
In September 2022, the Company, through a subsidiary of HEICO Electronic, acquired 80.36% of the stock of Ironwood Electronics, Inc. ("Ironwood"). Ironwood designs and manufactures high performance test sockets and adapters for both engineering and production use of semiconductor devices. The remaining 19.64% interest continues to be owned by certain members of Ironwood's management team. See Note 13, Redeemable Noncontrolling Interests, for additional information. The total consideration includes an accrual of $6.4 million as of the acquisition date representing the estimated fair value of contingent consideration the Company may be obligated to pay should Ironwood meet certain earnings objectives following the acquisition. See Note 8, Fair Value Measurements, for additional information regarding the Company’s contingent consideration obligation.

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

In July 2022, the Company, through a subsidiary of HFSC, acquired 96% of the stock of Accurate Metal Machining, Inc. ("Accurate"). Accurate is a manufacturer of high-reliability components and assemblies. The remaining 4% interest continues to be owned by certain members of Accurate’s management team. See Note 13, Redeemable Noncontrolling Interests, for additional information. The total consideration includes an accrual of $13.1 million as of the acquisition date representing the estimated fair value of contingent consideration the Company may be obligated to pay should Accurate meet certain earnings objectives following the acquisition. See Note 8, Fair Value Measurements, for additional information regarding the Company’s contingent consideration obligation.

In March 2022, the Company, through a subsidiary of HFSC, acquired 74% of the membership interests of Pioneer Industries, LLC ("Pioneer"). Pioneer is a specialty distributor of spares for military aviation, marine, and ground platforms. The remaining 26% interest continues to be owned by certain members of Pioneer's management team. See Note 13, Redeemable Noncontrolling Interests, for additional information. The total consideration includes an accrual of $9.8 million as of the acquisition date representing the estimated fair value of contingent consideration the Company may be obligated to pay should Pioneer meet a certain earnings objective following the acquisition. See Note 8, Fair Value Measurements, for additional information regarding the Company’s contingent consideration obligation.

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

In September 2021, the Company, through HEICO Electronic, acquired 80.1% of the stock of R.H. Laboratories, Inc. ("RH Labs"). RH Labs designs and manufactures state-of-the-art RF and microwave integrated assemblies, sub-assemblies and components used in a broad range of demanding defense applications operating in harsh environments including Space. The remaining 19.9% interest continues to be owned by certain members of RH Lab's management team. See Note 13, Redeemable Noncontrolling Interests, for additional information. The purchase price of this acquisition was paid in cash using cash provided by operating activities.
In August 2021, the Company, through HFSC, acquired 89% of the membership interests of Ridge HoldCo, LLC, which owns all of Ridge Engineering, Inc. ("Ridge") and The Bechdon Company, Inc. ("Bechdon"). Ridge performs tight-tolerance machining and brazing of large-sized parts in mission-critical defense and aerospace applications. Bechdon provides machining, fabrication and welding services for aerospace, defense and other industrial applications. The remaining 11% interests continue to be owned by certain members of Ridge’s and Bechdon's management teams. See Note 13, Redeemable Noncontrolling Interests, for additional information. The total consideration included an accrual of $18.3 million as of the acquisition date representing the estimated fair value of contingent consideration the Company may have been obligated to pay if Ridge and Bechdon had met certain earnings objectives following the acquisition. See Note 8, Fair Value Measurements, for additional information regarding the Company’s contingent consideration obligation. The purchase price of this acquisition was paid in cash using cash provided by operating activities.

In June 2021, the Company, through HFSC, acquired certain assets and liabilities of Camtronics, LLC ("Camtronics"). Camtronics is a Federal Aviation Administration ("FAA")-certified Part 145 repair station with extensive proprietary FAA-designated engineering representative repairs for a variety of domestic and international commercial and cargo airlines. As a result of the transaction, HFSC has an 80.1% interest in Camtronics. Additionally, the noncontrolling interest holders of an 84% owned subsidiary of HFSC have a 9.9% interest in Camtronics and the remaining 10% interest continues to be owned by certain members of Camtronics' management team. See Note 13, Redeemable Noncontrolling Interests, for

Index
additional information. The purchase price of this acquisition was paid in cash using cash provided by operating activities.

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

The following table summarizes the aggregate total consideration for the Company's other acquisitions based on the year of acquisition (in thousands):

	Year ended October 31,
	2023	2022	2021
Cash paid	$20,000	$348,606	$136,995
Less: cash acquired	—	(1,815)	(616)
Cash paid, net	20,000	346,791	136,379
Issuance of common stock for an acquisition	—	75,005	—
Contingent consideration	—	29,732	18,334
Additional purchase consideration	—	5,758	292
Total consideration	$20,000	$457,286	$155,005

Index
The following table summarizes the allocation of the aggregate total consideration for the Company's other acquisitions to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed (in thousands, and based on the year of acquisition):

	Year ended October 31,
	2023	2022	2021
Assets acquired:
Goodwill	$8,232	$244,620	$59,445
Customer relationships	8,740	131,479	30,910
Intellectual property	2,870	45,165	23,920
Trade names	—	41,784	9,920
Property, plant and equipment	58	25,974	24,613
Inventories	100	23,974	6,391
Accounts receivable	—	24,353	6,866
Contract assets	—	10,607	18,386
Other assets	—	5,965	1,126
Total assets acquired, excluding cash	20,000	553,921	181,577

Liabilities assumed:
Deferred income taxes	—	21,684	414
Accrued expenses	—	10,146	4,502
Accounts payable	—	7,575	2,338
Other liabilities	—	560	266
Total liabilities assumed	—	39,965	7,520

Noncontrolling interests in consolidated subsidiaries	—	56,670	19,052

Net assets acquired, excluding cash	$20,000	$457,286	$155,005

The following table summarizes the weighted average amortization period of the definite-lived intangible assets acquired in connection with the Company's other fiscal 2023, 2022 and 2021 acquisitions (in years):

	Year ended October 31,
	2023	2022	2021
Customer relationships	8	15	12
Intellectual property	8	13	13

The allocation of the total consideration for the fiscal 2023 other acquisition to the tangible and identifiable intangible assets acquired is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's consolidated financial statements. The

Index
allocation of the total consideration for the fiscal 2022 and 2021 acquisitions to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is final and inclusive of any measurement period adjustments made during the respective subsequent fiscal year, which were immaterial. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of the businesses acquired and the value of their assembled workforces that do not qualify for separate recognition, which, in the case of Ironwood, Accurate, Pioneer, RH Labs, Ridge, Bechdon, and Camtronics benefit both the Company and the noncontrolling interest holders. The fair value of the noncontrolling interests in these entities was determined based on the consideration paid by the Company for its controlling ownership interest adjusted for a lack of control that a market participant would consider when estimating the fair value of the noncontrolling interest.

The operating results of the other fiscal 2023 acquisition was included in the Company’s results of operations from the effective acquisition date. The amount of net sales and earnings of the other fiscal 2023 acquisition included in the Consolidated Statement of Operations for fiscal 2023 is not material. Had the other fiscal 2023 acquisition occurred as of November 1, 2021, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO on a pro forma basis for fiscal 2023 and 2022 would not have been materially different than the reported amounts.

The operating results of the fiscal 2022 acquisitions were included in the Company’s results of operations from each of the effective acquisition dates. The amount of net sales and earnings of the fiscal 2022 acquisitions included in the Consolidated Statement of Operations for fiscal 2022 is not material. Had the fiscal 2022 acquisitions occurred as of November 1, 2020, net sales on a pro forma basis for fiscal 2022 would have been $2,325.2 million and net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for fiscal 2022 would not have been materially different than the reported amounts.

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

The operating results of the fiscal 2021 acquisitions were included in the Company’s results of operations from each of the effective acquisition dates. The amount of net sales and earnings of the fiscal 2021 acquisitions included in the Consolidated Statement of Operations for fiscal 2021 is not material. Had the fiscal 2021 acquisitions occurred as of November 1, 2019, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for fiscal 2021 would not have been materially different than the reported amounts.

3.    SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	As of October 31,
(in thousands)	2023	2022
Accounts receivable	$521,696	$303,181
Less: Allowance for doubtful accounts	(12,621)	(8,333)
Accounts receivable, net	$509,075	$294,848

Inventories

	As of October 31,
(in thousands)	2023	2022
Finished products	$622,395	$285,024
Work in process	79,789	59,739
Materials, parts, assemblies and supplies	311,496	237,708
Inventories, net of valuation reserves	$1,013,680	$582,471

Index
Property, Plant and Equipment

	As of October 31,
(in thousands)	2023	2022
Land	$19,706	$17,579
Buildings and improvements	202,499	148,598
Machinery, equipment and tooling	386,602	322,252
Construction in progress	25,867	14,533
	634,674	502,962
Less: Accumulated depreciation and amortization	(312,826)	(277,083)
Property, plant and equipment, net	$321,848	$225,879

The amounts set forth above include tooling costs having a net book value of $6.5 million and $6.0 million as of October 31, 2023 and 2022, respectively. Amortization expense on capitalized tooling was $2.3 million, $2.5 million and $2.8 million in fiscal 2023, 2022 and 2021, respectively.

Depreciation and amortization expense, exclusive of tooling, on property, plant and equipment was $40.3 million, $30.3 million and $27.8 million in fiscal 2023, 2022 and 2021, respectively.

Accrued Expenses and Other Current Liabilities

	As of October 31,
(in thousands)	2023	2022
Accrued employee compensation and related payroll taxes	$181,906	$130,837
Contract liabilities	87,556	58,757
Contingent consideration	37,305	28,849
Accrued customer rebates and credits	24,508	17,938
Current operating lease liabilities	20,503	14,656
Accrued interest	18,705	329
Other	62,618	38,833
Accrued expenses and other current liabilities	$433,101	$290,199

The increase in accrued employee compensation and related payroll taxes principally reflects a higher level of accrued performance-based compensation resulting from the improved consolidated operating results and the impact of our fiscal 2023 acquisitions. See Note 6, Revenue, for additional information pertaining to the increase in contract liabilities. See Note 8, Fair Value Measurements, for additional information regarding the Company's contingent consideration obligations. The increase in accrued interest principally reflects the issuance of senior unsecured notes (see Note 5, Short-Term and Long-Term Debt, for additional information). The total customer rebates and credits deducted within net sales in fiscal 2023, 2022 and 2021 was $9.4 million, $7.6 million and $3.3 million, respectively.

Index
Other Long-Term Assets and Liabilities

    The Company provides eligible employees, officers and directors of the Company the opportunity to voluntarily defer base salary, bonus payments, commissions, long-term incentive awards and directors fees, as applicable, on a pre-tax basis through the HEICO Corporation Leadership Compensation Plan (the “LCP”), a nonqualified deferred compensation plan that conforms to Section 409A of the Internal Revenue Code. The Company matches 50% of the first 6% of base salary deferred by each participant. Director fees that would otherwise be payable in Company common stock may be deferred into the LCP, and, when distributable, are distributed in actual shares of Company common stock. The deferred compensation obligation associated with Company common stock is recorded as a component of shareholders’ equity at cost and subsequent changes in fair value are not reflected in operations or shareholders’ equity of the Company. Further, while the Company has no obligation to do so, the LCP also provides the Company the opportunity to make discretionary contributions. The Company’s matching contributions and any discretionary contributions are subject to vesting and forfeiture provisions set forth in the LCP. Company contributions to the LCP charged to income in fiscal 2023, 2022 and 2021 totaled $9.2 million, $7.2 million and $7.1 million, respectively. The aggregate liabilities of the LCP were $226.2 million and $203.0 million as of October 31, 2023 and 2022, respectively, and are classified within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets. The assets of the LCP, totaling $233.5 million and $204.7 million as of October 31, 2023 and 2022, respectively, are classified within other assets in the Company's Consolidated Balance Sheets and principally represent cash surrender values of life insurance policies that are held within an irrevocable trust that may be used to satisfy the obligations of the LCP. Additional information regarding the assets of the LCP may be found in Note 8, Fair Value Measurements.

Research and Development Expenses

    The amount of new product research and development ("R&D") expenses included in cost of sales is as follows (in thousands):

	Year ended October 31,
	2023	2022	2021
R&D expenses	$95,773	$76,061	$68,877

Index
Accumulated Other Comprehensive Loss

    Changes in the components of accumulated other comprehensive loss during fiscal 2023 and 2022 are as follows (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balances as of October 31, 2021	($6,989)	($1,563)	($8,552)
Unrealized (loss) gain	(38,380)	368	(38,012)
Amortization of unrealized loss	—	65	65
Balances as of October 31, 2022	(45,369)	(1,130)	(46,499)
Unrealized gain	6,204	59	6,263
Amortization of unrealized loss	—	56	56
Balances as of October 31, 2023	($39,165)	($1,015)	($40,180)

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill by operating segment during fiscal 2023 and 2022 are as follows (in thousands):

	Segment		Consolidated
	FSG	ETG	Totals
Balances as of October 31, 2021	$468,288	$982,107	$1,450,395
Goodwill acquired	106,919	137,123	244,042
Foreign currency translation adjustments	(6,335)	(8,672)	(15,007)
Adjustments to goodwill	(6,911)	(94)	(7,005)
Balances as of October 31, 2022	561,961	1,110,464	1,672,425
Goodwill acquired	1,260,507	335,630	1,596,137
Foreign currency translation adjustments	2,793	2,394	5,187
Adjustments to goodwill	(956)	1,534	578
Balances as of October 31, 2023	$1,824,305	$1,450,022	$3,274,327

    The goodwill acquired during fiscal 2023 and 2022 pertains to the acquisitions consummated in those respective years as described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed. Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Consolidated Statements of Comprehensive Income. The adjustments to goodwill in fiscal 2023 represent immaterial measurement period adjustments to the purchase consideration of certain fiscal 2022 acquisitions. The adjustments to goodwill in fiscal 2022 principally reflect a measurement period adjustment of the write-up to fair value of property, plant and equipment associated with a fiscal 2021 acquisition. The Company estimates that $131 million and

Index
$98 million of the goodwill acquired in fiscal 2023 and 2022, respectively, will be deductible for income tax purposes. Based on the annual test for goodwill impairment as of October 31, 2023, the Company determined there was no impairment of its goodwill.

    Identifiable intangible assets consist of the following (in thousands):

	As of October 31, 2023			As of October 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$967,090	($227,089)	$740,001	$539,529	($208,127)	$331,402
Intellectual property	448,336	(121,503)	326,833	284,171	(98,983)	185,188
Other	8,685	(7,404)	1,281	8,700	(7,017)	1,683
	1,424,111	(355,996)	1,068,115	832,400	(314,127)	518,273
Non-Amortizing Assets:
Trade names	289,166	—	289,166	215,054	—	215,054
	$1,713,277	($355,996)	$1,357,281	$1,047,454	($314,127)	$733,327

    The increase in the gross carrying amount of customer relationships, intellectual property and trade names as of October 31, 2023 compared to October 31, 2022 principally relates to such intangible assets recognized in connection with the fiscal 2023 acquisitions (see Note 2, Acquisitions), net of the write-off of fully amortized customer relationship intangible assets previously recognized in connection with certain historical acquisitions and an immaterial partial impairment of the trade name of a fiscal 2022 FSG acquisition.

    Amortization expense related to intangible assets was $85.9 million, $62.5 million and $61.3 million in fiscal 2023, 2022 and 2021, respectively. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $117.6 million in fiscal 2024, $112.0 million in fiscal 2025, $106.4 million in fiscal 2026, $102.1 million in fiscal 2027, $96.7 million in fiscal 2028 and $533.3 million thereafter.

Index
5.    SHORT-TERM AND LONG-TERM DEBT

A subsidiary of the Company acquired in the first quarter of fiscal 2023 has a short-term borrowing arrangement with a balance of $15.1 million as of the acquisition date and $13.5 million as of October 31, 2023.

    Long-term debt consists of the following (in thousands):

	As of October 31,
	2023	2022
Borrowings under revolving credit facility	$1,250,000	$275,000
2028 senior unsecured notes	600,000	—
2033 senior unsecured notes	600,000	—
Finance leases and notes payable (1)	28,024	15,274
Less: Debt discount and debt issuance costs	(13,478)	—
	2,464,546	290,274
Less: Current maturities of long-term debt	(4,269)	(1,654)
	$2,460,277	$288,620

(1) See Note 9, Leases, for additional information regarding the Company's finance leases.

Revolving Credit Facility

As of October 31, 2023 and 2022, the weighted average interest rate on borrowings under the Company's revolving credit facility ("Credit Facility") was 6.7% and 4.6%, respectively. The Credit Facility contains both financial and non-financial covenants. As of October 31, 2023, the Company was in compliance with all such covenants.

In November 2017, the Company entered into a $1.3 billion Credit Facility with a bank syndicate. The Credit Facility may be used to finance acquisitions and for working capital and other general corporate purposes, including capital expenditures. In December 2020, the Company entered into an amendment to increase the capacity by $200 million to $1.5 billion. In April 2022, the Company entered into an amendment to extend the maturity date of its Credit Facility by one year to November 2024 and to replace the Eurocurrency Rate with Adjusted Term SOFR as an election in which borrowings under the Credit Facility accrue interest, as such capitalized terms are defined in the Credit Facility. In July 2023, the Company entered into a third amendment to its Credit Facility, to, among other things, (i) increase the capacity by $500 million to $2.0 billion, (ii) extend the maturity date to July 2028, and (iii) increase the applicable rate with respect to certain total leverage ratio tiers in the pricing grid. The Credit Facility includes a feature that will allow the Company to increase the capacity by $750 million to become a $2.75 billion facility through increased commitments from existing lenders.

Index
Borrowings under the Credit Facility accrue interest at the Company’s election of the Base Rate or Adjusted Term SOFR, plus in each case, the Applicable Rate (based on the Company’s Total Leverage Ratio) as such capitalized terms are defined in the Credit Facility. The Base Rate for any day is a fluctuating rate per annum equal to the highest of (i) the Prime Rate; (ii) the Federal Funds Rate plus .50%; and (iii) Adjusted Term SOFR for an Interest Period of one month plus 100 basis points. Adjusted Term SOFR is the rate per annum equal to Term SOFR plus a Term SOFR Adjustment of .10%; provided that Adjusted Term SOFR as so determined shall never be less than 0%. The Applicable Rate for SOFR Loans ranges from 1.125% to 2.00%. The Applicable Rate for Base Rate Loans ranges from .125% to 1.00%. A fee is charged on the amount of the unused commitment ranging from .15% to .35% (depending on the Company’s Total Leverage Ratio). The Credit Facility also includes a $200 million sublimit for swingline borrowings and $100 million sublimits for borrowings made in foreign currencies and for letters of credit. Outstanding principal, accrued and unpaid interest and other amounts payable under the Credit Facility may be accelerated upon an event of default, as such events are described in the Credit Facility. The Credit Facility is unsecured and contains covenants that require, among other things, the maintenance of a Total Leverage Ratio and an Interest Coverage Ratio, as such capitalized terms are defined in the Credit Facility.

The Company incurred $6.7 million of debt issuance costs related to the third amendment of the Credit Facility, which were classified as other assets in the Company's Consolidated Balance Sheet and are being amortized to SG&A expenses in the Company's Consolidated Statement of Operations over the remaining term of the Credit Facility.

Senior Unsecured Notes

On July 27, 2023, the Company completed the public offer and sale of senior unsecured notes, which consisted of $600 million principal amount of 5.25% Senior Notes due August 1, 2028 (the "2028 Notes") and $600 million principal amount of 5.35% Senior Notes due August 1, 2033 (the "2033 Notes" and, collectively with the 2028 Notes, the "Notes"). The Company used the net proceeds from the sale of the Notes to repay the outstanding borrowings under its Credit Facility and to fund a portion of the purchase price of the Wencor Acquisition. See Note 2, Acquisitions, for additional information. Interest on the Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing February 1, 2024. The 2028 Notes and 2033 Notes each have an effective interest rate of 5.5%.

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

Index
The Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company's existing and future subsidiaries that guarantee the Company's obligations under the Credit Facility (the "Guarantor Group"). The Company may redeem the Notes at any time in whole, or from time to time in part, prior to the applicable par call date at the applicable redemption price described in the Indenture. On or after the applicable par call date, the Notes will be redeemable, at the Company’s option, at any time in whole, or from time to time in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest on the Notes to be redeemed to, but excluding, the date of redemption. The Company may be required to make an offer to purchase the Notes upon the occurrence of a “change of control triggering event” as described in the Indenture.

The Indenture includes certain customary covenants that, among other things, limit the Company’s and its restricted subsidiaries’ ability to grant liens to secure indebtedness or engage in sale and leaseback transactions and the Company’s ability to merge or consolidate with, or convey, transfer or lease all or substantially all of its assets to, a third party, as further described in the Indenture. Each of these limitations is subject to certain important qualifications and exceptions. The Indenture also includes certain customary events of default. The occurrence of an event of default will either automatically, in certain instances, or upon declaration by the Trustee or the holders of at least 25% in aggregate principal amount of the Notes at the time outstanding, in other instances, cause the acceleration of the amounts due under the Notes. As of October 31, 2023, the Company was in compliance with all such covenants.

The Company received net proceeds of $1,189.5 million from the issuance of the Notes, which was net of a debt discount and underwriting fees. The Company also incurred an additional $3.4 million of debt issuance fees related to the Notes. The aggregate debt discount and debt issuance costs of $13.9 million are classified as a contra liability within long-term debt in the Company's Consolidated Balance Sheet and are being amortized to interest expense in the Company's Consolidated Statement of Operations over the respective term of each senior note using the effective interest method.

The following table sets forth the carrying value and estimated fair value of the Company’s Notes, which are classified as Level 2 financial instruments in the fair value hierarchy (in thousands). The Company estimated the fair value of the Notes by taking the weighted average of market quotes for the exact security that was actively traded on October 31, 2023.

	October 31, 2023
	Carrying Value	Fair Value
2028 Notes	$594,158	$579,762
2033 Notes	592,364	552,594
Total	$1,186,522	$1,132,356

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

    Changes in the Company’s contract assets and liabilities during fiscal 2023 and 2022 are as follows (in thousands):

	October 31, 2023	October 31, 2022	Change
Contract assets	$111,702	$93,978	$17,724
Contract liabilities	87,556	58,757	28,799
Net contract assets	$24,146	$35,221	($11,075)

The increase in the Company's contract assets during fiscal 2023 principally reflects additional unbilled receivables on certain customer contracts using an over-time recognition model in excess of billings, mainly at the FSG, as well as the contract assets of certain businesses acquired during fiscal 2023. The increase in the Company's contract liabilities during fiscal 2023 principally reflects the receipt and billings of advance deposits on certain customer contracts, mainly at the FSG, as well as the contract liabilities of certain businesses acquired during fiscal 2023.

The amount of revenue that the Company recognized during fiscal 2023 that was included in contract liabilities as of the beginning of fiscal 2023 was $43.9 million.

Remaining Performance Obligations

    As of October 31, 2023, the Company had $722.9 million of remaining performance obligations associated with contracts with an original duration of greater than one year pertaining to the majority of the products offered by the ETG as well as certain products of the FSG's specialty products and aftermarket replacement parts product lines. The Company will recognize net sales as these obligations are satisfied. The Company expects to recognize $421.4 million of this amount during fiscal 2024 and $301.5 million thereafter, of which more than half is expected to occur in fiscal 2025.

Index
Disaggregation of Revenue

    The following table summarizes the Company’s net sales by product line for each operating segment (in thousands):

	Year Ended October 31,
	2023	2022	2021
Flight Support Group:
Aftermarket replacement parts (1)	$1,040,502	$694,900	$535,217
Repair and overhaul parts and services (2)	366,566	264,986	208,215
Specialty products (3)	363,117	295,326	183,657
Total net sales	1,770,185	1,255,212	927,089

Electronic Technologies Group:
Electronic component parts primarily for defense, space and aerospace equipment (4)	918,374	672,147	709,621
Electronic component parts for equipment in various other industries (5)	306,848	300,328	249,549
Total net sales	1,225,222	972,475	959,170

Intersegment sales	(27,302)	(19,365)	(20,577)

Total consolidated net sales	$2,968,105	$2,208,322	$1,865,682

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

The following table summarizes the Company’s net sales by industry for each operating segment (in thousands):

	Year ended October 31,
	2023	2022	2021
Flight Support Group:
Aerospace	$1,257,650	$876,254	$660,867
Defense and Space	434,229	316,460	224,236
Other (1)	78,306	62,498	41,986
Total net sales	1,770,185	1,255,212	927,089

Electronic Technologies Group:
Defense and Space	603,414	545,384	599,570
Other (2)	438,189	340,311	284,834
Aerospace	183,619	86,780	74,766
Total net sales	1,225,222	972,475	959,170

Intersegment sales	(27,302)	(19,365)	(20,577)

Total consolidated net sales	$2,968,105	$2,208,322	$1,865,682

(1)    Principally industrial products.
(2)    Principally other electronics and medical products.

Index
7.    INCOME TAXES

    The components of income before income taxes and noncontrolling interests are as follows (in thousands):

	Year ended October 31,
	2023	2022	2021
Domestic	$479,990	$429,329	$345,733
Foreign	75,293	61,694	41,325
Income before taxes and noncontrolling interests	$555,283	$491,023	$387,058

    The components of the provision for income taxes on income before income taxes and noncontrolling interests are as follows (in thousands):

	Year ended October 31,
	2023	2022	2021
Current:
Federal	$96,492	$63,861	$47,839
State	18,225	13,015	11,639
Foreign	22,714	14,648	13,457
	137,431	91,524	72,935
Deferred:
Federal	(19,049)	8,154	(10,097)
State	(4,311)	1,129	(3,251)
Foreign	(3,171)	(407)	(2,287)
	(26,531)	8,876	(15,635)
Total income tax expense	$110,900	$100,400	$57,300

    A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year ended October 31,
	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal income tax benefit	2.5%	2.6%	2.9%
Tax benefit related to stock option exercises	(1.1%)	(3.6%)	(3.7%)
Tax-exempt (gains) losses on corporate-owned life insurance policies	(.6%)	2.8%	(2.9%)
Research and development tax credits	(1.9%)	(1.5%)	(2.5%)
Foreign derived intangible income deduction	(1.9%)	(1.9%)	(1.9%)
Nondeductible compensation	1.4%	1.2%	1.2%
Other, net	.6%	(.2%)	.7%
Effective tax rate	20.0%	20.4%	14.8%

Index
The Company's effective tax rate decreased to 20.0% in fiscal 2023, down from 20.4% in fiscal 2022. The decrease in the Company's effective tax rate principally reflects a favorable impact from tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Leadership Compensation Plan (the "LCP") in fiscal 2023 as compared to tax-exempt unrealized losses recognized in fiscal 2022. This was partially offset by a larger tax benefit from stock option exercises recognized in the first quarter of fiscal 2022 and the portion of acquisition costs associated with fiscal 2023 acquisitions that were not deductible for income tax purposes. The Company recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2023 and 2022 of $6.2 million and $17.8 million, respectively.

The Company's effective tax rate was 20.4% in fiscal 2022, as compared to 14.8% in fiscal 2021. The increase in the Company's effective tax rate principally reflects a 5.7% unfavorable impact from tax-exempt unrealized losses in the cash surrender values of life insurance policies related to the LCP recognized in fiscal 2022 as compared to the tax-exempt unrealized gains recognized on such policies in fiscal 2021.

    The Company files income tax returns in the U.S. federal jurisdiction and in multiple state jurisdictions. The Company is also subject to income taxes in certain jurisdictions outside the U.S., none of which are individually material to the accompanying consolidated financial statements. Generally, the Company is no longer subject to U.S. federal, state or foreign examinations by tax authorities for years prior to fiscal 2019. One of the Company's foreign subsidiaries files income tax returns in The Netherlands and Thailand where the statute of limitations is open for its fiscal 2015 returns.

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

Index
    Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of October 31,
	2023	2022
Deferred tax assets:
Inventories	$85,560	$51,505
Deferred compensation plan liability	44,882	42,285
Capitalized research and development costs	29,142	543
Operating lease liabilities	26,771	20,043
Interest expense limitation carryforward	24,770	24
Share-based compensation	10,665	9,177
Performance-based compensation accrual	6,632	4,482
Customer rebates accrual	4,145	3,323
Other	17,832	17,107
Total deferred tax assets	250,399	148,489

Deferred tax liabilities:
Goodwill and other intangible assets	(324,774)	(176,436)
Property, plant and equipment	(28,533)	(21,746)
Operating lease right-of-use assets	(25,620)	(19,344)
Other	(3,318)	(2,125)
Total deferred tax liabilities	(382,245)	(219,651)
Net deferred tax liability	($131,846)	($71,162)

The increases in the Company's deferred tax assets for inventories and the interest expense limitation carryforward and in the Company's deferred tax liabilities for intangible assets are principally related to such deferred tax assets and liabilities recognized in connection with the fiscal 2023 acquisitions (see Note 2, Acquisitions). Additionally, as a result of the Tax Cuts and Jobs Act, the Company began capitalizing research and development costs beginning in fiscal 2023, which are now amortized over five years for income tax purposes.

Index
As of October 31, 2023 and 2022, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $4.4 million and $3.5 million, respectively, of which $3.4 million and $2.8 million, respectively, would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized. A reconciliation of the activity related to the liability for gross unrecognized tax benefits during fiscal 2023 and 2022 is as follows (in thousands):

	Year ended October 31,
	2023	2022
Balances as of beginning of year	$3,503	$4,072
Increases related to current year tax positions	1,356	870
Increases related to prior year tax positions	214	—
Decreases related to prior year tax positions	—	(286)
Settlements	—	(522)
Lapses of statutes of limitations	(710)	(631)
Balance as of end of year	$4,363	$3,503

Index
8.    FAIR VALUE MEASUREMENTS

    The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of October 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$227,710	$—	$227,710
Money market fund	5,829	—	—	5,829
Total assets	$5,829	$227,710	$—	$233,539

Liabilities:
Contingent consideration	$—	$—	$71,136	$71,136

	As of October 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$201,239	$—	$201,239
Money market fund	3,477	—	—	3,477
Total assets	$3,477	$201,239	$—	$204,716

Liabilities:
Contingent consideration	$—	$—	$82,803	$82,803

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

Index
In connection with a fiscal 2023 acquisition that is part of the FSG, the Company assumed an agreement which may obligate it to pay contingent consideration of up to $17.5 million in fiscal 2024 should certain operating entities of the acquired company meet a calendar year 2023 earnings objective and obtain a certain level of new orders with deliveries scheduled in calendar year 2024, of which both targets are tied to a specific customer contract. As of October 31, 2023, both requirements had been met and the estimated fair value of the contingent consideration was $17.3 million.

As part of the agreement to acquire 80.36% of the stock of a subsidiary by the ETG in fiscal 2022, the Company may be obligated to pay contingent consideration of up to $12.1 million in fiscal 2027 based on the earnings of the acquired entity during fiscal years 2025 and 2026 provided the entity meets a certain earnings objective during each of fiscal years 2024 to 2026. As of October 31, 2023, the estimated fair value of the contingent consideration was $5.5 million.

As part of the agreement to acquire 96% of the stock of a subsidiary by the FSG in fiscal 2022, the Company may be obligated to pay contingent consideration of up to $27.4 million in fiscal 2027 based on the earnings of the acquired entity during fiscal years 2025 and 2026 provided the entity meets certain earnings objectives during each of fiscal years 2022 to 2024. Based on an improving forecast during fiscal 2023 for the subsidiary's products over the earnout period, the estimated fair value of the contingent consideration increased from $12.7 million as of October 31, 2022 to $19.8 million as of October 31, 2023.

As part of the agreement to acquire 74% of the membership interests of a subsidiary by the FSG in fiscal 2022, the Company would be obligated to pay contingent consideration of $14.1 million in fiscal 2027 only if the acquired entity met a certain earnings objective during the five-year period following the acquisition. Based on the actual earnings of the acquired entity subsequent to the acquisition and forecasted earnings over the remainder of the earnout period, the Company does not expect that the required earnings objective will be met. Accordingly, the $9.1 million estimated fair value of contingent consideration as of October 31, 2022 was reversed in fiscal 2023, including $6.4 million in the fourth quarter.

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

Index
As part of the agreement to acquire 89.99% of the equity interests of a subsidiary by the ETG in fiscal 2020, the Company may be obligated to pay contingent consideration of up to CAD $13.5 million, or $9.7 million, in fiscal 2025 should the acquired entity meet certain earnings objectives during fiscal 2023 and 2024. As of October 31, 2023, the estimated fair value of the contingent consideration was CAD $11.9 million, or $8.6 million. Additionally, the acquired entity achieved a required earnings objective during fiscal years 2021 and 2022 that obligated the Company to pay additional contingent consideration of CAD $13.5 million, or $10.0 million, which was paid in the first quarter of fiscal 2023.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2017, the Company is obligated to pay contingent consideration of $20.0 million in fiscal 2024 as the acquired entity met a certain earnings objective during the first six years following the acquisition. The $20.0 million of contingent consideration accrued as of October 31, 2023 was paid in December 2023.

    The following unobservable inputs were used to derive the estimated fair value of the Company's Level 3 contingent consideration liabilities as of October 31, 2023 ($ in thousands):

		Unobservable		Weighted
Acquisition Date	Fair Value	Input	Range	Average (1)
8-4-2023	$17,305	Discount rate	6.7% - 6.7%	6.7%

9-1-2022	5,459	Compound annual revenue growth rate	9% - 23%	17%
		Discount rate	9.2% - 9.2%	9.2%

7-18-2022	19,768	Compound annual revenue growth rate	1% - 11%	6%
		Discount rate	9.2% - 9.2%	9.2%

8-18-2020	8,604	Compound annual revenue growth rate	11% - 25%	19%
		Discount rate	9.9% - 9.9%	9.9%

9-15-2017	20,000	Discount rate	0.0% - 0.0%	0.0%

(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

Index
Changes in the Company’s contingent consideration liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) during fiscal 2023 and 2022 are as follows (in thousands):

Liabilities
Balance as of October 31, 2021	$62,286
Contingent consideration related to acquisitions	29,732
Decrease in accrued contingent consideration, net	(7,631)
Foreign currency transaction adjustments	(1,264)
Payment of contingent consideration	(320)
Balance as of October 31, 2022	82,803
Payment of contingent consideration	(18,909)
Contingent consideration related to an acquisition	17,018
Amendment and termination of contingent consideration agreement	(9,057)
Decrease in accrued contingent consideration, net	(686)
Foreign currency transaction adjustments	(33)
Balance as of October 31, 2023	$71,136

Included in the accompanying Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$37,305
Other long-term liabilities	33,831
$71,136

The Company records changes in accrued contingent consideration and foreign currency transaction adjustments within SG&A expenses in its Consolidated Statements of Operations.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of October 31, 2023 due to the relatively short maturity of the respective instruments. The carrying amount of borrowings under the Company's credit facility approximates fair value due to its variable interest rate.

Index
9.     LEASES

    HEICO’s lease ROU assets represent its right to use an underlying asset during the lease term and its lease liabilities represent the Company’s obligation to make lease payments arising from the lease. HEICO’s operating lease ROU assets are included within other assets and its operating lease liabilities are included within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheet. HEICO's finance lease ROU assets are included within property, plant and equipment, net and its finance lease liabilities are included within long-term debt, net of current maturities and short-term debt and current maturities of long-term debt within the Company's Consolidated Balance Sheet. The following table presents the Company’s lease ROU assets and lease liabilities (in thousands):

	Operating Leases As of October 31,		Finance Leases As of October 31,

	2023	2022	2023	2022
Right-of-use assets	$121,373	$89,752	$26,608	$15,786

Current lease liabilities	$20,503	$14,656	$4,254	$1,620
Long-term lease liabilities	104,759	76,965	23,564	13,376
Total lease liabilities	$125,262	$91,621	$27,818	$14,996

The Company’s operating lease expenses are recorded within cost of sales and/or SG&A expenses in the Company’s Consolidated Statements of Operations. The Company's finance lease expenses consist of amortization of ROU assets and interest on lease liabilities, which are included within cost of sales and/or SG&A expenses, and interest expense, respectively, in the Company's Consolidated Statements of Operations. Further, interest expense on finance leases is recognized using the effective interest method based on the discount rate determined at lease commencement. The following table presents the components of lease expense for fiscal 2023 and 2022 (in thousands):

	Year ended October 31,
	2023	2022
Operating Leases:
Operating lease expense	$24,192	$19,877
Variable lease expense	4,047	3,552
Total operating lease expense (1)	$28,239	$23,429

Finance Leases:
Amortization of finance lease ROU assets	$3,026	$1,540
Interest on finance lease liabilities	1,211	578
Variable lease expense	617	319
Total finance lease expense	$4,854	$2,437

(1)    Excludes short-term lease expense, which is not material.

Index
The following table presents a maturity analysis of the Company's lease liabilities as of October 31, 2023 for the next five fiscal years and thereafter (in thousands):

	Operating Leases	Finance Leases
Year ending October 31,
2024	$27,034	$5,625
2025	26,882	5,274
2026	22,976	4,632
2027	19,344	4,535
2028	13,744	4,113
Thereafter	44,337	9,994
Total minimum lease payments	154,317	34,173
Less: imputed interest	(29,055)	(6,355)
Present value of minimum lease payments	$125,262	$27,818

The Company does not have any material leases that have been signed but have yet to commence as of October 31, 2023.

The following table presents the weighted average remaining lease term and discount rate of the Company’s leases:

	Operating Leases As of October 31,		Finance Leases As of October 31,

	2023	2022	2023	2022
Weighted average remaining lease term (years)	7.1	7.9	7.5	9.0
Weighted average discount rate	6.2%	5.4%	6.1%	5.5%

The following table presents supplemental disclosures of cash flow information associated with the Company's leases for fiscal 2023 and 2022 (in thousands):

	Operating Leases As of October 31,		Finance Leases As of October 31,

	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$22,058	$19,323	$1,211	$578
Financing cash flows	—	—	2,663	1,568
Right-of-use assets obtained in exchange for new lease liabilities, net of terminations	26,271	31,865	5	5,373

Index
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

Share Repurchases

    In 1990, the Company's Board of Directors authorized a share repurchase program, which allows the Company to repurchase shares of Company common stock in the open market or in privately negotiated transactions at the Company's discretion, subject to certain restrictions included in the Company's revolving credit agreement. As of October 31, 2023, the maximum number of shares that may yet be purchased under this program was 4,886,353 of either or both of the Company's Class A Common Stock and the Company's Common Stock. The repurchase program does not have a fixed termination date. During fiscal 2023, 2022 and 2021, the Company did not repurchase any shares of Company common stock under this program.

During fiscal 2023, the Company repurchased an aggregate 33,992 shares and 61,658 shares of Class A Common Stock and Common Stock, respectively, at a total cost of $4.4 million and $10.4 million, respectively. During fiscal 2022, the Company repurchased an aggregate 104,867 shares and 87,593 shares of Class A Common Stock and Common Stock, respectively, at a total cost of $13.3 million and $12.7 million, respectively. During fiscal 2021, the Company repurchased an aggregate 32,355 shares of Class A Common Stock at a total cost of $3.8 million. The shares repurchased represent shares tendered as payments to satisfy employee withholding taxes due upon exercises of stock option awards. The shares repurchased in fiscal 2023, 2022 and 2021 did not impact the number of shares authorized for future purchase under the Company’s share repurchase program and are reflected as redemptions of common stock related to stock option exercises in the Company's Consolidated Statements of Shareholders' Equity and Consolidated Statements of Cash Flows.

Issuance of Common Stock for Acquisitions

On August 4, 2023, the Company acquired Wencor. The purchase price of this acquisition consisted of a combination of cash and 1,137,628 shares of HEICO Class A Common Stock. 1,054,606 shares of HEICO Class A Common Stock issued in connection with this acquisition were registered for resale pursuant to a Registration Statement on Form S-3 declared effective on August 4, 2023. See Note 2, Acquisitions, for additional information.

Index
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

11.    SHARE-BASED COMPENSATION

    The Company currently has one stock option plan, the HEICO Corporation 2018 Incentive Compensation Plan ("2018 Plan"), which enables the Company to grant various forms of share-based compensation awards including stock options, restricted stock, restricted stock awards and stock appreciation rights. The 2018 Plan became effective in fiscal 2018 and replaced the Company's 2012 Incentive Compensation Plan (“2012 Plan”). Options outstanding under the Company's 2012 Plan and Non-Qualified Stock Option Plan may be exercised pursuant to their terms. The total number of shares approved by the shareholders of the Company for the 2018 Plan is 5.0 million plus any options outstanding under the 2012 Plan as of the 2018 Plan's effective date that are subsequently forfeited or expire. A total of 6.4 million shares of the Company's common stock are reserved for issuance to employees, directors, officers and consultants as of October 31, 2023, including 2.4 million shares currently under option and approximately 4.0 million shares available for future grants.

    Stock options granted pursuant to the 2018 Plan may be designated as Common Stock and/or Class A Common Stock in such proportions as shall be determined by the Board of Directors or the Stock Option Plan Committee at its sole discretion. The exercise price per share of a stock option granted under the 2018 Plan may not be less than the fair market value of the designated class of Company common stock as of the date of grant and stock option grants vest ratably over a period specified as of the date of grant (generally five years) and expire ten years after the date of grant. Options issued under the 2018 Plan may be designated as incentive stock options or non-qualified stock options, but only employees are eligible to receive incentive stock options and no incentive stock options were outstanding as of October 31, 2023. The 2018 Plan will terminate no later than the tenth anniversary of its effective date.

Index
    Information concerning share-based activity for each of the last three fiscal years ended October 31 is as follows (in thousands, except per share data):

		Shares Under Option
	Shares Available For Grant	Shares	Weighted Average Exercise Price
Outstanding as of October 31, 2020	4,064	3,993	$36.75
Granted	(699)	699	$125.57
Exercised	—	(342)	$21.88
Cancelled	9	(9)	$64.78
Outstanding as of October 31, 2021	3,374	4,341	$52.16
Granted	(56)	56	$120.76
Exercised	—	(762)	$22.40
Cancelled	6	(6)	$67.98
Outstanding as of October 31, 2022	3,324	3,629	$59.44
Granted	(969)	969	$144.72
Exercised	—	(537)	$29.23
Cancelled	7	(7)	$111.41
Outstanding as of October 31, 2023	2,362	4,054	$83.74

Information concerning stock options outstanding (all of which are vested or expected to vest) and stock options exercisable by class of common stock as of October 31, 2023 is as follows (in thousands, except per share and contractual life data):

	Options Outstanding
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Common Stock	1,676	$84.81	5.3	$125,273
Class A Common Stock	2,378	$82.99	6	108,190
	4,054	$83.74	5.7	$233,463

	Options Exercisable
	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Common Stock	1,123	$51.27	3.5	$120,299
Class A Common Stock	1,388	$54.40	4.2	100,977
	2,511	$53.00	3.9	$221,276

Index
    Information concerning stock options exercised is as follows (in thousands):

	Year ended October 31,
	2023	2022	2021
Cash proceeds from stock option exercises	$6,713	$2,352	$5,344
Tax benefit realized from stock option exercises	6,101	17,752	14,186
Intrinsic value of stock option exercises	63,710	86,015	33,428

    Net income from consolidated operations for the fiscal years ended October 31, 2023, 2022 and 2021 includes compensation expense of $15.5 million, $12.6 million and $9.1 million, respectively, and an income tax benefit of $2.0 million, $1.7 million and $1.5 million, respectively, related to the Company’s stock options. Substantially all of the stock option compensation expense was recorded as a component of SG&A expenses in the Company’s Consolidated Statements of Operations. As of October 31, 2023, there was $70.3 million of pre-tax unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 4.0 years. The total fair value of stock options that vested in fiscal 2023, 2022 and 2021 was $11.1 million, $14.3 million and $9.4 million, respectively. If there were a change in control of the Company, all of the unvested options outstanding as of October 31, 2023 would become immediately exercisable.

The fair value of each stock option grant in fiscal 2023, 2022 and 2021 was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2023		2022	2021
	Common Stock	Class A Common Stock	Class A Common Stock	Common Stock	Class A Common Stock
Expected stock price volatility	31.48%	33.59%	32.61%	30.17%	32.65%
Risk-free interest rate	3.63%	3.64%	1.72%	1.40%	1.09%
Dividend yield	.15%	.17%	.18%	.17%	.19%
Forfeiture rate	.00%	.00%	.00%	.00%	.00%
Expected option life (years)	8	6	6	9	6
Weighted average fair value	$69.57	$50.90	$41.00	$51.16	$39.00

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

Participants receive 100% vesting in Employee Contributions and on cash dividends received on Company common stock. Vesting in Employer Contributions is based on a participant’s number of Years of Service. Employer Contributions to the 401(k) Plan charged to income in fiscal 2023, 2022 and 2021 totaled $15.3 million, $12.2 million and $10.1 million, respectively, and were made through the issuance of new shares of Company common stock and the use of forfeited shares within the 401(k) Plan.

Information concerning share-based activity pertaining to the 401(k) Plan for each of the last three fiscal years ended October 31 is as follows (in thousands):

	Common Stock	Class A Common Stock
Shares available for issuance as of October 31, 2020	228	228
Issuance of common stock to the 401(k) Plan	(40)	(40)
Shares available for issuance as of October 31, 2021	188	188
Issuance of common stock to the 401(k) Plan	(43)	(43)
Shares available for issuance as of October 31, 2022	145	145
Issuance of common stock to the 401(k) Plan	(48)	(48)
Shares available for issuance as of October 31, 2023	97	97

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

	As of October 31,
	2023	2022
Redeemable at fair value	$308,472	$300,693
Redeemable based on a multiple of future earnings	56,335	26,908
Redeemable noncontrolling interests	$364,807	$327,601

Index
    A summary of the Put Rights associated with the redeemable noncontrolling interests in certain of the Company’s subsidiaries as of October 31, 2023 is as follows:

Subsidiary Acquisition Year	Operating Segment	Company Ownership Interest	Earliest Put Right Year	Purchase Period (Years)
2005	ETG	95.9%	2024 (1)	1 (3)
2006	FSG	80.1%	2024 (1)	4
2008	FSG	90.0%	2024	4
2009	ETG	82.5%	2024 (1)	1
2012	FSG	84.0%	2024 (1)	4
2012	FSG	80.1%	2027	4 (4)
2015	FSG	82.0%	2024 (1)	3 (5)
2015	FSG	80.1%	2024 (1)	4
2015	FSG	85.1%	2024 (2)	4
2015	ETG	80.1%	2024 (1)	2
2017	FSG	90.1%	2024 (2)	1
2018	ETG	85.0%	2024 (1)	1
2018	FSG	90.0%	2027	4
2019	ETG	92.7%	2024 (1)	4
2019	ETG	85.0%	2024	4
2019	FSG	80.1%	2026	4
2019	ETG	75.0%	2024	4 (6)
2020	ETG	80.1%	2025	4
2020	FSG	70.0%	2027	4
2020	ETG	75.0%	2024	4 (6)
2020	ETG	90.0%	2025	4
2021	FSG	80.1%	2026	4
2021	FSG	89.0%	2028	4
2021	ETG	80.1%	2024	3 (7)
2022	FSG	74.0%	2029	4
2022	FSG	96.0%	2029	4
2022	ETG	80.4%	2027	4
2023	ETG	90.0%	2025	1
2023	ETG	91.0%	2028	1

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
(6)     The exercise of a Put Right for either entity will automatically trigger a Put Right exercise for the other entity. The Put Rights for a 10% noncontrolling interest and the remaining 15% interest may be exercised beginning in fiscal 2024 and 2025, respectively, with each purchase over a four-year period.
(7)    The Put Rights for an aggregate 13.5% noncontrolling interest may be exercised beginning in fiscal 2024 with the purchase over a three-year period. The Put Right for the remaining 6.4% noncontrolling interest may be exercised beginning in fiscal 2028 with the purchase over a four-year period.

The estimated aggregate Redemption Amount of the Put Rights that are currently puttable, previously put, or becoming puttable during fiscal 2024 is approximately $152.9 million, of which approximately $92.4 million would be payable in fiscal 2024 should all of the eligible associated noncontrolling interest holders elect to exercise their Put Rights during fiscal 2024. Additionally, the Company has call rights to purchase the equity interests of the noncontrolling holders over the same purchase period as the Put Rights.

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

The $2.7 million, $8.7 million and $2.3 million aggregate Redemption Amounts for the redeemable noncontrolling interests acquired in fiscal 2023, 2022 and 2021, respectively, were paid using cash provided by operating activities.

Index
14.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

    The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Year ended October 31,
	2023	2022	2021
Numerator:
Net income attributable to HEICO	$403,596	$351,675	$304,220

Denominator:
Weighted average common shares outstanding - basic	137,185	136,010	135,326
Effect of dilutive stock options	1,720	2,027	2,528
Weighted average common shares outstanding - diluted	138,905	138,037	137,854

Net income per share attributable to HEICO shareholders:
Basic	$2.94	$2.59	$2.25
Diluted	$2.91	$2.55	$2.21

Anti-dilutive stock options excluded	1,281	749	185

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

Index
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

    The ETG collectively designs, manufactures and sells various types of electronic, data and microwave, and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, power conversion products, underwater locator beacons, emergency locator transmission beacons, flight deck annunciators, panels and indicators, electromagnetic and radio frequency interference shielding and filters, high power capacitor charging power supplies, amplifiers, traveling wave tube amplifiers, photodetectors, amplifier modules, microwave power modules, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies, high voltage power supplies, high voltage interconnection devices and wire, high voltage energy generators, high frequency power delivery systems; memory products, including three-dimensional microelectronic and stacked memory, static random-access memory (SRAM) and electronically erasable programmable read-only memory (EEPROM); harsh environment electronic connectors and other interconnect products, RF and microwave amplifiers, transmitters, and receivers and integrated assemblies, sub-assemblies and components; RF sources, detectors and controllers, wireless cabin control systems, solid state power distribution and management systems, crashworthy and ballistically self-sealing auxiliary fuel systems, nuclear radiation detectors, communications and electronic intercept receivers and tuners, fuel level sensing systems, high-speed interface products that link devices, high performance active antenna systems and airborne antennas for commercial and military aircraft, precision guided munitions, other defense applications and commercial uses; silicone material for a variety of demanding applications; precision power analog monolithic, hybrid and open frame components; high-reliability ("Hi-Rel") ceramic-to-metal feedthroughs and connectors, technical surveillance countermeasures (TSCM) equipment to detect devices used for espionage and information theft; rugged small-form factor embedded computing solutions; custom high power filters and filter assemblies; test sockets and adapters for both engineering and production use of semiconductor devices; and radiation assurance services and products; and Hi-Rel, complex, passive electronic components and rotary joint assemblies for mostly aerospace and defense applications.

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

Index
    Information on the Company’s two operating segments, the FSG and the ETG, for each of the last three fiscal years ended October 31 is as follows (in thousands):

	Segment		Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	FSG	ETG
Year ended October 31, 2023:
Net sales	$1,770,185	$1,225,222	($27,302)	$2,968,105
Depreciation	18,699	20,478	1,101	40,278
Amortization	36,957	51,296	1,512	89,765
Operating income	387,297	285,053	(47,011)	625,339
Capital expenditures	22,775	26,493	166	49,434

Year ended October 31, 2022:
Net sales	$1,255,212	$972,475	($19,365)	$2,208,322
Depreciation	15,656	13,602	999	30,257
Amortization	24,268	40,690	1,118	66,076
Operating income	267,167	269,473	(39,796)	496,844
Capital expenditures	15,588	15,530	864	31,982

Year ended October 31, 2021:
Net sales	$927,089	$959,170	($20,577)	$1,865,682
Depreciation	13,992	12,839	973	27,804
Amortization	20,648	43,431	1,136	65,215
Operating income	151,930	277,306	(36,336)	392,900
Capital expenditures	8,915	26,496	772	36,183

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Total assets by operating segment are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
As of October 31,	FSG	ETG
2023	$4,006,748	$2,915,300	$273,015	7,195,063
2022	$1,635,229	$2,230,744	$229,523	4,095,496

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

	2023	2022	2021
Net sales:
United States of America	$1,963,451	$1,443,581	$1,194,869
Other countries	1,004,654	764,741	670,813
Total net sales	$2,968,105	$2,208,322	$1,865,682

Long-lived assets:
United States of America	$240,875	$190,148	$155,537
Other countries	80,973	35,731	38,101
Total long-lived assets	$321,848	$225,879	$193,638

16.    COMMITMENTS AND CONTINGENCIES

Guarantees

    As of October 31, 2023, the Company has arranged for standby letters of credit aggregating $5.3 million, which are supported by its revolving credit facility and principally pertain to performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries as well as payment guarantees related to potential workers' compensation claims.

Product Warranty

    Changes in the Company’s product warranty liability in fiscal 2023 and 2022 are as follows (in thousands):

	Year ended October 31,
	2023	2022
Balances as of beginning of year	$3,296	$3,379
Accruals for warranties	2,565	2,026
Acquired warranty liabilities	498	242
Warranty claims settled	(2,512)	(2,351)
Balance as of end of year	$3,847	$3,296

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

17.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The following table presents supplemental disclosures of cash flow information and non-cash investing activities for fiscal 2023, 2022 and 2021 (in thousands):

	Year ended October 31,
	2023	2022	2021
Cash paid for income taxes	$138,667	$80,995	$67,661
Cash received from income tax refunds	(3,846)	(2,522)	(993)
Cash paid for interest	54,143	6,037	7,355
Contingent consideration	17,018	29,732	18,334
Additional purchase consideration	(353)	5,758	292
Issuance of common stock for an acquisition	(161,373)	(75,005)	—

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

    Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on its assessment, management concluded that the Company’s internal control over financial reporting is effective as of October 31, 2023.

Index
    As permitted by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition and management elected to exclude Wencor Group and Exxelia International SAS (collectively, the "Excluded Acquisitions") from its assessment of internal control over financial reporting as of October 31, 2023. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for additional information. The aggregate assets (excluding goodwill and intangible assets, net) and net sales of the Excluded Acquisitions constitute 9.0% and 12.3% of the Company's consolidated total assets and net sales as of and for the year ended October 31, 2023, respectively.

    Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company’s consolidated financial statements and financial statement schedule included in this Annual Report on Form 10-K for the year ended October 31, 2023. A copy of their report is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Deloitte & Touche LLP has issued their attestation report on management’s internal control over financial reporting, which is set forth below.

Changes in Internal Control Over Financial Reporting

    There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

    As described in Management's Annual Report on Internal Control Over Financial Reporting, the Company made several acquisitions during fiscal 2023 and is in the process of integrating each one into its overall internal control over financial reporting process.

Attestation Report of the Company's Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HEICO Corporation
Hollywood, Florida

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of HEICO Corporation and subsidiaries (the "Company") as of October 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Index
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2023, of the Company and our report dated December 20, 2023, expressed an unqualified opinion on those financial statements and financial statement schedule.

As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Wencor Group and Exxelia international SAS (collectively, the "Excluded Acquisitions") which were acquired during the year ended October 31, 2023, and whose financial statements (excluding goodwill and intangible assets, net) constitute 9.0% of total assets and 12.3% of net sales of the Company's consolidated financial statement amounts as of and for the year ended October 31, 2023, respectively. Accordingly, our audit did not include the internal control over financial reporting of the Excluded Acquisitions.

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

/s/ DELOITTE & TOUCHE LLP

Miami, Florida
December 20, 2023

Item 9B.    OTHER INFORMATION

None of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement," as each item is defined in Item 408(a) of Regulation S-K, during the fourth quarter ended October 31, 2023.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    Information concerning the members of the Board of Directors of the Company, including the Finance/Audit Committee of the Board of Directors, the independence of its members and the "audit committee financial expert" as defined by the Securities and Exchange Commission ("SEC"), as well as information concerning other corporate governance matters and compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2023.

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

Item 11.    EXECUTIVE COMPENSATION

    Information concerning executive compensation required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2023.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
    Information concerning security ownership of certain beneficial owners and management and related stockholder matters required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2023.

Equity Compensation Plan Information
    The following table summarizes information about our equity compensation plans as of October 31, 2023 (in thousands, except per share data):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (2)
Equity compensation plans approved by security holders (1)	4,054	$83.74	2,362
Equity compensation plans not approved by security holders	—	—	—
Total	4,054	$83.74	2,362
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

Index
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    Information concerning certain relationships and related transactions and director independence required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2023.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Information concerning fees and services by the principal accountant required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2023.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements
    The following consolidated financial statements of the Company and subsidiaries and report of independent registered public accounting firm are included in Part II, Item 8:
(a)(2)    Financial Statement Schedules
    The following financial statement schedule of the Company and subsidiaries is included herein:

Schedule II – Valuation and Qualifying Accounts	127
    All other schedules have been omitted because the required information is not applicable or the information is included in the consolidated financial statements or notes thereto presented in Part II, Item 8.

Index
(a)(3)    Exhibits

Exhibit		Description

2.1	—	Amended and Restated Agreement of Merger and Plan of Reorganization, dated as of March 22, 1993, by and among HEICO Corporation, HEICO Industries, Corp. and New HEICO, Inc. is incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 (Registration No. 33-57624) Amendment No. 1 filed on March 19, 1993. *

2.2	—
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

3.6	—	Articles of Amendment of the Articles of Incorporation of the Registrant, dated March 26, 2012, are incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 29, 2012. *

3.7	—	Articles of Amendment of the Articles of Incorporation of the Registrant, dated March 16, 2018, are incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 20, 2018. *

3.8	—	Amended and Restated Bylaws of the Registrant, effective as of September 22, 2014, are incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 25, 2014. *

4.1	—	Description of HEICO Corporation Capital Stock is incorporated by reference to Exhibit 4.1 to the Form 10-K for the year ended October 31, 2019. *

4.2	—
Indenture, dated July 27, 2023, between HEICO Corporation and certain of its subsidiaries and Truist Bank, as trustee, is incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 27, 2023. *

Index

Exhibit		Description

4.3	—
First Supplemental Indenture, dated July 27, 2023, between HEICO Corporation and certain of its subsidiaries and Truist Bank, as trustee, is incorporated by reference to Exhibit 4.2 to the Form 8-K filed on July 27, 2023. *

4.4	—
Form of 5.250% Notes due 2028 (form included as Exhibit A to the First Supplemental Indenture filed therein as Exhibit 4.2) is incorporated by reference to Exhibit 4.3 to the Form 8-K filed on July 27, 2023. *

4.5	—
Form of 5.350% Notes due 2033 (form included as Exhibit B to the First Supplemental Indenture filed therein as Exhibit 4.2) is incorporated by reference to Exhibit 4.4 to the Form 8-K filed on July 27, 2023. *

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

Index

Exhibit		Description

10.10	—
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

10.13	—
Third Amendment to Revolving Credit Agreement, effective as of July 14, 2023, among HEICO Corporation, as Borrower, the Lenders from time to time party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 17, 2023. *

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

10.15	—
Put Option Agreement, dated July 26, 2022, by and among HEICO Electronic Technologies Corp., EGEE International 2 SA, Faraday Management 1, Faraday Management 2 and Mr. Paul Maisonner, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 29, 2022. *

10.16	—
Securities Purchase Agreement, dated August 5, 2022, by and between HEICO Electronic Technologies Corporation, HEICO Corporation on the one hand and the Sellers Identified Herein on the other hand, with respect to Exxelia International, Faraday Management 1 and Faraday Management 2, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 9, 2022. *

10.17	—
Registration Rights Agreement, dated August 4, 2023, between HEICO Corporation and the selling stockholders, is incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3ASR filed on August 4, 2023. *

21	—	Subsidiaries of HEICO Corporation. **

Index

Exhibit		Description

22.1	—	Subsidiary Guarantors and Issuers of Guaranteed Securities. **

23	—	Consent of Independent Registered Public Accounting Firm. **

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. **

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. **

32.1	—	Section 1350 Certification of Chief Executive Officer. ***

32.2	—	Section 1350 Certification of Chief Financial Officer. ***

97	—	HEICO Corporation Clawback Policy. **

101.INS	—	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document. **

101.SCH	—	Inline XBRL Taxonomy Extension Schema Document. **

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document. **

101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document. **

101.LAB	—	Inline XBRL Taxonomy Extension Labels Linkbase Document. **

101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document. **

104	—	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). **

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit.
*	Previously filed.
**	Filed herewith.
***	Furnished herewith.

Item 16. FORM 10-K SUMMARY

    None

Index
HEICO CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Year ended October 31,
	2023	2022	2021
Allowance for doubtful accounts (in thousands):
Allowance as of beginning of year	$8,333	$10,874	$12,738
Deductions charged to costs and expenses	(50)	(1,070)	(1,720)
Additions charged to other accounts (a)	7,729	476	360
Deductions (b)	(3,391)	(1,947)	(504)
Allowance as of end of year	$12,621	$8,333	$10,874

(a)Principally additions from acquisitions and foreign currency translation adjustments.
(b)Principally write-offs of uncollectible accounts receivables.

	Year ended October 31,
	2023	2022	2021
Inventory valuation reserves (in thousands):
Reserves as of beginning of year	$154,995	$142,593	$126,933
Additions charged to costs and expenses (a)	11,499	13,980	17,202
Additions charged to other accounts (b)	95,596	275	1,261
Deductions (c)	(3,159)	(1,853)	(2,803)
Reserves as of end of year	$258,931	$154,995	$142,593

(a)Additions charged to costs and expenses were higher in fiscal 2021 as compared to fiscal 2022 and fiscal 2023 principally due to the significant decline in global commercial air travel due to COVID-19 pandemic resulting in lower demand for the Company's commercial aviation products and services and certain specific obsolescence reserves following the announced retirement of certain aircraft types and engine platforms by major U.S. carriers.
(b)Principally additions from acquisitions and foreign currency translation adjustments.
(c)Principally write-offs of slow-moving, obsolete or damaged inventory.

Index
SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEICO CORPORATION

Date:	December 20, 2023	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position(s)	Date

/s/ LAURANS A. MENDELSON	Chairman of the Board; Chief Executive Officer; and Director (Principal Executive Officer)	December 20, 2023
Laurans A. Mendelson

/s/ THOMAS M. CULLIGAN	Director	December 20, 2023
Thomas M. Culligan

/s/ CAROL F. FINE	Director	December 20, 2023
Carol F. Fine

/s/ ADOLFO HENRIQUES	Director	December 20, 2023
Adolfo Henriques

/s/ MARK H. HILDEBRANDT	Director	December 20, 2023
Mark H. Hildebrandt

/s/ ERIC A. MENDELSON	Co-President and Director	December 20, 2023
Eric A. Mendelson

/s/ VICTOR H. MENDELSON	Co-President and Director	December 20, 2023
Victor H. Mendelson

/s/ JULIE NEITZEL	Director	December 20, 2023
Julie Neitzel

/s/ ALAN SCHRIESHEIM	Director	December 20, 2023
Alan Schriesheim

/s/ FRANK J. SCHWITTER	Director	December 20, 2023
Frank J. Schwitter