Form 10-Q
period 2024-01-31
HEICO CORP
filed 2024-02-28
CIK 46619

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of February 27, 2024 is as follows:

Common Stock, $.01 par value	54,772,494	shares
Class A Common Stock, $.01 par value	83,591,871	shares

Index
HEICO CORPORATION

Index
PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	January 31, 2024	October 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$196,323	$171,048
Accounts receivable, net	471,697	509,075
Contract assets	108,888	111,702
Inventories, net	1,068,735	1,013,680
Prepaid expenses and other current assets	66,716	49,837
Total current assets	1,912,359	1,855,342

Property, plant and equipment, net	327,661	321,848
Goodwill	3,290,494	3,274,327
Intangible assets, net	1,365,682	1,357,281
Other assets	439,873	386,265
Total assets	$7,336,069	$7,195,063

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$4,739	$17,801
Trade accounts payable	194,894	205,893
Accrued expenses and other current liabilities	381,837	433,101
Income taxes payable	22,625	8,547
Total current liabilities	604,095	665,342

Long-term debt, net of current maturities	2,495,726	2,460,277
Deferred income taxes	128,203	131,846
Other long-term liabilities	425,541	379,640
Total liabilities	3,653,565	3,637,105

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 3)	365,865	364,807

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 shares authorized; 54,772 and 54,721 shares issued and outstanding	548	547
Class A Common Stock, $.01 par value per share; 150,000 shares authorized; 83,566 and 83,507 shares issued and outstanding	836	835
Capital in excess of par value	585,888	578,809
Deferred compensation obligation	6,318	6,318
HEICO stock held by irrevocable trust	(6,318)	(6,318)
Accumulated other comprehensive loss	(25,962)	(40,180)
Retained earnings	2,705,128	2,605,984
Total HEICO shareholders’ equity	3,266,438	3,145,995
Noncontrolling interests	50,201	47,156
Total shareholders’ equity	3,316,639	3,193,151
Total liabilities and equity	$7,336,069	$7,195,063
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Three months ended January 31,
	2024	2023

Net sales	$896,363	$620,915

Operating costs and expenses:
Cost of sales	549,594	377,116
Selling, general and administrative expenses	166,559	114,365

Total operating costs and expenses	716,153	491,481

Operating income	180,210	129,434

Interest expense	(38,607)	(6,068)
Other income	679	639

Income before income taxes and noncontrolling interests	142,282	124,005

Income tax expense	16,800	21,000

Net income from consolidated operations	125,482	103,005

Less: Net income attributable to noncontrolling interests	10,784	9,978

Net income attributable to HEICO	$114,698	$93,027

Net income per share attributable to HEICO shareholders:
Basic	$.83	$.68
Diluted	$.82	$.67

Weighted average number of common shares outstanding:
Basic	138,265	136,655
Diluted	139,893	138,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Three months ended January 31,
	2024	2023

Net income from consolidated operations	$125,482	$103,005
Other comprehensive income:
Foreign currency translation adjustments	14,761	28,385
Amortization of unrealized loss on defined benefit pension plan, net of tax	13	15
Total other comprehensive income	14,774	28,400
Comprehensive income from consolidated operations	140,256	131,405
Net income attributable to noncontrolling interests	10,784	9,978
Foreign currency translation adjustments attributable to noncontrolling interests	556	1,259
Comprehensive income attributable to noncontrolling interests	11,340	11,237
Comprehensive income attributable to HEICO	$128,916	$120,168
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2023	$364,807	$547	$835	$578,809	$6,318	($6,318)	($40,180)	$2,605,984	$47,156	$3,193,151
Comprehensive income	7,996	—	—	—	—	—	14,218	114,698	3,344	132,260
Cash dividends ($.10 per share)	—	—	—	—	—	—	—	(13,831)	—	(13,831)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	2,576	—	—	—	—	—	2,576
Share-based compensation expense	—	—	—	4,881	—	—	—	—	—	4,881
Proceeds from stock option exercises	—	1	1	2,252	—	—	—	—	—	2,254
Redemptions of common stock related to stock option exercises	—	—	—	(601)	—	—	—	—	—	(601)
Distributions to noncontrolling interests	(8,467)	—	—	—	—	—	—	—	(299)	(299)
Acquisitions of noncontrolling interests	(1,056)	—	—	(1,156)	—	—	—	—	—	(1,156)
Adjustments to redemption amount of redeemable noncontrolling interests	1,443	—	—	—	—	—	—	(1,443)	—	(1,443)
Other	1,142	—	—	(873)	—	—	—	(280)	—	(1,153)
Balances as of January 31, 2024	$365,865	$548	$836	$585,888	$6,318	($6,318)	($25,962)	$2,705,128	$50,201	$3,316,639

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2022	$327,601	$545	$821	$397,337	$5,297	($5,297)	($46,499)	$2,253,932	$42,170	$2,648,306
Comprehensive income	7,980	—	—	—	—	—	27,141	93,027	3,257	123,425
Cash dividends ($.10 per share)	—	—	—	—	—	—	—	(13,668)	—	(13,668)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	1,964	—	—	—	—	—	1,964
Share-based compensation expense	—	—	—	2,812	—	—	—	—	—	2,812
Proceeds from stock option exercises	—	2	1	2,842	—	—	—	—	—	2,845
Redemptions of common stock related to stock option exercises	—	—	—	(14,805)	—	—	—	—	—	(14,805)
Noncontrolling interests assumed related to acquisitions	12,050	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(10,901)	—	—	—	—	—	—	—	(390)	(390)
Acquisitions of noncontrolling interests	(1,059)	—	—	(1,674)	—	—	—	—	—	(1,674)
Adjustments to redemption amount of redeemable noncontrolling interests	4,616	—	—	—	—	—	—	(4,616)	—	(4,616)
Deferred compensation obligation	—	—	—	—	874	(874)	—	—	—	—
Other	—	—	—	127	—	—	—	(152)	—	(25)
Balances as of January 31, 2023	$340,287	$547	$822	$388,603	$6,171	($6,171)	($19,358)	$2,328,523	$45,037	$2,744,174
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Three months ended January 31,
	2024	2023
Operating Activities:
Net income from consolidated operations	$125,482	$103,005
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	43,505	27,060
Employer contributions to HEICO Savings and Investment Plan	5,665	3,814
Share-based compensation expense	4,881	2,812
Increase in accrued contingent consideration, net	1,095	1,336
Deferred income tax (benefit) provision	(3,759)	980
Payment of contingent consideration	(6,203)	(6,299)
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	38,940	(7,095)
Decrease (increase) in contract assets	4,560	(7,303)
Increase in inventories	(49,846)	(52,041)
Increase in prepaid expenses and other current assets	(15,784)	(860)
Decrease in trade accounts payable	(11,609)	(1,992)
Decrease in accrued expenses and other current liabilities	(50,450)	(7,583)
Increase in income taxes payable	12,345	13,839
Net changes in other long-term liabilities and assets related to HEICO Leadership Compensation Plan	14,753	8,892
Other	(1,923)	(1,879)
Net cash provided by operating activities	111,652	76,686

Investing Activities:
Acquisitions, net of cash acquired	(46,208)	(503,736)
Capital expenditures	(13,377)	(10,846)
Investments related to HEICO Leadership Compensation Plan	(12,710)	(11,800)
Other	1,156	402
Net cash used in investing activities	(71,139)	(525,980)

Financing Activities:
Borrowings on revolving credit facility	50,000	531,000
Payments on revolving credit facility	(15,000)	(38,000)
Payments on short-term debt, net	(13,924)	—
Cash dividends paid	(13,831)	(13,668)
Payment of contingent consideration	(13,797)	(3,710)
Distributions to noncontrolling interests	(8,766)	(11,291)
Acquisitions of noncontrolling interests	(2,212)	(2,733)
Redemptions of common stock related to stock option exercises	(601)	(14,805)
Proceeds from stock option exercises	2,254	2,845
Other	(852)	(463)
Net cash (used in) provided by financing activities	(16,729)	449,175

Effect of exchange rate changes on cash	1,491	3,234

Net increase in cash and cash equivalents	25,275	3,115
Cash and cash equivalents at beginning of year	171,048	139,504
Cash and cash equivalents at end of period	$196,323	$142,619
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2023. The October 31, 2023 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the three months ended January 31, 2024 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The Company has two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. ("HFSC") and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. The ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment's profit or loss in assessing segment performance and deciding how to allocate resources. Additionally, ASU 2023-07 requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, or in fiscal 2025 for HEICO, and interim periods within fiscal years beginning one year later. Early adoption is permitted and the amendments must be applied retrospectively to all prior periods presented. The adoption of this guidance will not affect the Company's consolidated results of operations, financial position or

Index
cash flows and the Company is currently evaluating the effect the guidance will have on its disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of specific categories in the annual effective tax rate reconciliation table and further disaggregation for reconciling items that meet a quantitative threshold. The ASU also requires the disaggregation of income taxes paid by jurisdiction. ASU 2023-09 may be applied either prospectively or retrospectively and is effective for fiscal years beginning after December 15, 2024, or in fiscal 2026 for HEICO. Early adoption is permitted. The adoption of this guidance will not affect the Company's consolidated results of operations, financial position or cash flows and the Company is currently evaluating the effect the guidance will have on its disclosures.

2.     ACQUISITION

In December 2023, the Company, through a subsidiary of HFSC, entered into an exclusive license and acquired certain assets for the capability to support the Boeing 737NG/777 Cockpit Display and Legacy Displays product lines from Honeywell International. The transaction provides the HFSC subsidiary with the exclusive capability to produce, sell, and repair Boeing 737NG/777 Cockpit Displays as well as other Legacy Displays for Boeing 717, ATR, and select business and general aviation aircraft. The purchase price of this acquisition was paid in cash using proceeds from the Company's revolving credit facility, and is not material or significant to the Company's condensed consolidated financial statements.

The allocation of the total consideration for this acquisition to the tangible and identifiable intangible assets acquired is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocation to be material to the Company's consolidated financial statements. This acquisition’s operating results were included in the Company’s results of operations from the effective acquisition date. The amount of net sales and earnings of this acquisition included in the Condensed Consolidated Statement of Operations for the three months ended January 31, 2024 is not material. Had this acquisition occurred as of November 1, 2022, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the three months ended January 31, 2024 and 2023 would not have been materially different than the reported amounts.

Index
3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	January 31, 2024	October 31, 2023
Accounts receivable	$484,465	$521,696
Less: Allowance for doubtful accounts	(12,768)	(12,621)
Accounts receivable, net	$471,697	$509,075

Inventories

(in thousands)	January 31, 2024	October 31, 2023
Finished products	$652,265	$622,395
Work in process	87,266	79,789
Materials, parts, assemblies and supplies	329,204	311,496
Inventories, net of valuation reserves	$1,068,735	$1,013,680

Property, Plant and Equipment

(in thousands)	January 31, 2024	October 31, 2023
Land	$19,893	$19,706
Buildings and improvements	206,189	202,499
Machinery, equipment and tooling	397,013	386,602
Construction in progress	30,853	25,867
	653,948	634,674
Less: Accumulated depreciation and amortization	(326,287)	(312,826)
Property, plant and equipment, net	$327,661	$321,848

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $27.5 million as of January 31, 2024 and $24.5 million as of October 31, 2023. The total customer rebates and credits deducted within net sales for the three months ended January 31, 2024 and 2023 was $3.5 million and $2.2 million, respectively.

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the three months ended January 31, 2024 and 2023 is as follows (in thousands):

	Three months ended January 31,
	2024	2023
R&D expenses	$25,096	$20,238

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

	January 31, 2024	October 31, 2023
Redeemable at fair value	$308,586	$308,472
Redeemable based on a multiple of future earnings	57,279	56,335
Redeemable noncontrolling interests	$365,865	$364,807

During fiscal 2022, the holder of a 19.9% noncontrolling equity interest in a subsidiary of the FSG that was acquired in fiscal 2015 exercised their option to cause the Company to purchase their noncontrolling interest over a four-year period ending in fiscal 2026. In December 2023, the Company acquired an additional one-fourth of such interest, which increased the Company's ownership interest in the subsidiary to 90.1%.

Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss for the three months ended January 31, 2024 are as follows (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balances as of October 31, 2023	($39,165)	($1,015)	($40,180)
Unrealized gain	14,205	—	14,205
Amortization of unrealized loss	—	13	13
Balances as of January 31, 2024	($24,960)	($1,002)	($25,962)

Index
4.     GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill by operating segment for the three months ended January 31, 2024 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2023	$1,824,305	$1,450,022	$3,274,327
Goodwill acquired	7,577	—	7,577
Foreign currency translation adjustments	927	6,580	7,507
Adjustments to goodwill	284	799	1,083
Balances as of January 31, 2024	$1,833,093	$1,457,401	$3,290,494

The goodwill acquired pertains to the fiscal 2024 acquisition described in Note 2, Acquisition, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired. The Company estimates that $7 million of the goodwill acquired in fiscal 2024 will be deductible for income tax purposes. Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Condensed Consolidated Statements of Comprehensive Income. The adjustments to goodwill represent immaterial measurement period adjustments to the allocation of the purchase consideration of certain fiscal 2023 acquisitions.

Identifiable intangible assets consist of the following (in thousands):

	As of January 31, 2024			As of October 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$989,251	($249,680)	$739,571	$967,090	($227,089)	$740,001
Intellectual property	447,145	(112,133)	335,012	448,336	(121,503)	326,833
Other	8,706	(7,533)	1,173	8,685	(7,404)	1,281
	1,445,102	(369,346)	1,075,756	1,424,111	(355,996)	1,068,115
Non-Amortizing Assets:
Trade names	289,926	—	289,926	289,166	—	289,166
	$1,735,028	($369,346)	$1,365,682	$1,713,277	($355,996)	$1,357,281
    Amortization expense related to intangible assets for the three months ended January 31, 2024 and 2023 was $30.2 million and $17.8 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2024 is estimated to be $91.1 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $116.4 million in fiscal 2025, $110.6 million in fiscal 2026, $106.2 million in fiscal 2027, $100.7 million in fiscal 2028, $95.2 million in fiscal 2029, and $455.6 million thereafter.

Index
5.     SHORT-TERM AND LONG-TERM DEBT

A subsidiary of the Company acquired in the first quarter of fiscal 2023 ended its short-term borrowing arrangement in the first quarter of fiscal 2024 during which it made net payments of $13.9 million.

    Long-term debt consists of the following (in thousands):

	January 31, 2024	October 31, 2023
Borrowings under revolving credit facility	$1,285,000	$1,250,000
2028 senior unsecured notes	600,000	600,000
2033 senior unsecured notes	600,000	600,000
Finance leases and notes payable	28,525	28,024
Less: Debt discount and debt issuance costs	(13,060)	(13,478)
	2,500,465	2,464,546
Less: Current maturities of long-term debt	(4,739)	(4,269)
	$2,495,726	$2,460,277

Revolving Credit Facility
The Company's borrowings under its revolving credit facility mature in fiscal 2028. As of January 31, 2024 and October 31 2023, the weighted average interest rate on borrowings under the Company's revolving credit facility ("Credit Facility") was 6.9% and 6.7%, respectively. The revolving credit facility contains both financial and non-financial covenants. As of January 31, 2024, the Company was in compliance with all such covenants.

Senior Unsecured Notes

The Company's senior unsecured notes consist of $600 million principal amount of 5.25% Senior Notes due August 1, 2028 (the "2028 Notes") and $600 million principal amount of 5.35% Senior Notes due August 1, 2033 (the "2033 Notes" and, collectively with the 2028 Notes, the "Notes"). Interest on the Notes is payable semi-annually in arrears on February 1 and August 1 of each year, and commenced on February 1, 2024. The 2028 Notes and 2033 Notes each have an effective interest rate of 5.5%. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company's existing and future subsidiaries that guarantee the Company's obligations under the Credit Facility (the "Guarantor Group"). As of January 31, 2024 the Company was in compliance with all covenants related to the Notes.

Index
The following table sets forth the carrying value and estimated fair value of the Company’s Notes, which are classified as Level 1 financial instruments in the fair value hierarchy (in thousands). The Company estimated the fair value of the Notes by taking the weighted average of market quotes for the exact security that was actively traded on January 31, 2024 and October 31, 2023.

	January 31, 2024		October 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Notes	$594,428	$611,262	$594,158	$579,762
2033 Notes	592,512	610,080	592,364	552,594
Total	$1,186,940	$1,221,342	$1,186,522	$1,132,356

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

    Changes in the Company’s contract assets and liabilities for the three months ended January 31, 2024 are as follows (in thousands):

	January 31, 2024	October 31, 2023	Change
Contract assets	$108,888	$111,702	($2,814)
Contract liabilities	96,117	87,556	8,561
Net contract assets	$12,771	$24,146	($11,375)

The increase in the Company's contract liabilities during the first quarter of 2024 principally reflects the receipt of advance deposits on certain customer contracts, mainly at the FSG.

The amount of revenue that the Company recognized during the first quarter of fiscal 2024 that was included in contract liabilities as of the beginning of fiscal 2024 was $26.7 million.

Remaining Performance Obligations

Backlog, which the Company believes to be the equivalent of its remaining performance obligations, represents contractually committed or firm customer orders. As of January 31, 2024, the Company had $1,444.3 million of remaining performance obligations associated with firm contracts pertaining to the majority of the products offered by the ETG and FSG. The Company

Index
will recognize net sales as these obligations are satisfied. The Company expects to recognize $952.6 million of this amount during the remainder of fiscal 2024 and $491.7 million thereafter, of which the majority is expected to occur in fiscal 2025.

Disaggregation of Revenue

    The following table summarizes the Company’s net sales by product line for each operating segment (in thousands):

	Three months ended January 31,
	2024	2023
Flight Support Group:
Aftermarket replacement parts (1)	$395,154	$208,643
Repair and overhaul parts and services (2)	135,582	71,150
Specialty products (3)	87,980	91,485
Total net sales	618,716	371,278

Electronic Technologies Group:
Electronic component parts primarily for defense, space and aerospace equipment (4)	220,646	174,578
Electronic component parts for equipment in various other industries (5)	65,296	80,481
Total net sales	285,942	255,059

Intersegment sales	(8,295)	(5,422)

Total consolidated net sales	$896,363	$620,915

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

    The following table summarizes the Company’s net sales by industry for each operating segment (in thousands):

	Three months ended January 31,
	2024	2023
Flight Support Group:
Aerospace	$461,241	$254,540
Defense and Space	138,772	95,642
Other (1)	18,703	21,096
Total net sales	618,716	371,278

Electronic Technologies Group:
Defense and Space	135,776	121,962
Other (2)	100,610	97,770
Aerospace	49,556	35,327
Total net sales	285,942	255,059

Intersegment sales	(8,295)	(5,422)

Total consolidated net sales	$896,363	$620,915

(1)    Principally industrial products.
(2)    Principally other electronics and medical products.

7.     INCOME TAXES

The Company's effective tax rate decreased to 11.8% in the first quarter of fiscal 2024, down from 16.9% in the first quarter of fiscal 2023. The decrease in the Company's effective tax rate principally reflects a larger tax benefit from stock option exercises recognized in the first quarter of fiscal 2024. The Company recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2024 and 2023 of $13.6 million and $6.2 million, respectively.

Index
8.    FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of January 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$258,100	$—	$258,100
Money market fund	18,637	—	—	18,637
Total assets	$18,637	$258,100	$—	$276,737

Liabilities:
Contingent consideration	$—	$—	$52,514	$52,514

	As of October 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$227,710	$—	$227,710
Money market fund	5,829	—	—	5,829
Total assets	$5,829	$227,710	$—	$233,539

Liabilities:
Contingent consideration	$—	$—	$71,136	$71,136

The Company maintains the HEICO Corporation Leadership Compensation Plan (the "LCP"), which is a non-qualified deferred compensation plan. The assets of the LCP principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company, and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent an investment in a money market fund that is classified within Level 1. The assets of the LCP are held within an irrevocable trust and classified within other assets in the Company’s Condensed Consolidated Balance Sheets. The related liabilities of the LCP are included within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $274.1 million as of January 31, 2024 and $226.2 million as of October 31, 2023.

Index
In connection with a fiscal 2023 acquisition that is part of the FSG, the Company assumed an agreement which now obligates it to pay contingent consideration of $17.5 million as certain operating entities of the acquired company met a calendar year 2023 earnings objective and obtained a certain level of new orders with deliveries scheduled in calendar year 2024, of which both targets were tied to a specific customer contract. The $17.5 million of contingent consideration accrued as of January 31, 2024 is expected to be paid in the second quarter of fiscal 2024.

As part of the agreement to acquire 80.36% of the stock of a subsidiary by the ETG in fiscal 2022, the Company may be obligated to pay contingent consideration of up to $12.1 million in fiscal 2027 based on the earnings of the acquired entity during fiscal years 2025 and 2026 provided the entity meets a certain earnings objective during each of fiscal years 2024 to 2026. As of January 31, 2024, the estimated fair value of the contingent consideration was $5.6 million.

As part of the agreement to acquire 96% of the stock of a subsidiary by the FSG in fiscal 2022, the Company may be obligated to pay contingent consideration of up to $27.4 million in fiscal 2027 based on the earnings of the acquired entity during fiscal years 2025 and 2026 provided the entity meets certain earnings objectives during each of fiscal years 2022 to 2024. As of January 31, 2024, the estimated fair value of the contingent consideration was $20.3 million.

As part of the agreement to acquire 74% of the membership interests of a subsidiary by the FSG in fiscal 2022, the Company would be obligated to pay contingent consideration of $14.1 million in fiscal 2027 only if the acquired entity met a certain earnings objective during the five-year period following the acquisition. Based on the actual earnings of the acquired entity subsequent to the acquisition and forecasted earnings over the remainder of the earnout period, the Company does not expect that the required earnings objective will be met. Accordingly, as of January 31, 2024 and October 31, 2023, the estimated fair value of the contingent consideration was $0.0 million.

As part of the agreement to acquire 89.99% of the equity interests of a subsidiary by the ETG in fiscal 2020, the Company may be obligated to pay contingent consideration of up to CAD $13.5 million, or $10.1 million, in fiscal 2025 should the acquired entity meet certain earnings objectives during fiscal 2023 and 2024. As of January 31, 2024, the estimated fair value of the contingent consideration was CAD $12.3 million, or $9.1 million.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2017, the Company paid contingent consideration of $20.0 million in December 2023 as the acquired entity met a certain earnings objective during the first six years following the acquisition.

Index
The following unobservable inputs were used to derive the estimated fair value of the Company's Level 3 contingent consideration liabilities as of January 31, 2024 ($ in thousands):

		Unobservable		Weighted
Acquisition Date	Fair Value	Input	Range	Average (1)
8-4-2023	$17,500	Discount rate	0.0% - 0.0%	0.0%

9-1-2022	5,577	Compound annual revenue growth rate	9% - 22%	17%
		Discount rate	8.6% - 8.6%	8.6%

7-18-2022	20,295	Compound annual revenue growth rate	1% - 11%	6%
		Discount rate	8.6% - 8.6%	8.6%

8-18-2020	9,142	Compound annual revenue growth rate	11% - 20%	17%
		Discount rate	9.5% - 9.5%	9.5%

(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

Changes in the Company’s contingent consideration liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended January 31, 2024 are as follows (in thousands):

Liabilities
Balance as of October 31, 2023	$71,136
Payment of contingent consideration	(20,000)
Increase in accrued contingent consideration	1,095
Foreign currency transaction adjustments	283
$52,514

Included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$26,642
Other long-term liabilities	25,872
$52,514

The Company records changes in accrued contingent consideration and foreign currency transaction adjustments within SG&A expenses in its Condensed Consolidated Statements of Operations.

Index
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of January 31, 2024 due to the relatively short maturity of the respective instruments. The carrying amount of borrowings under the Company's credit facility approximates fair value due to its variable interest rate. See Note 5, Short-Term and Long-Term Debt, for the estimated fair value of the Company’s senior unsecured notes.

9.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS
    The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Three months ended January 31,
	2024	2023
Numerator:
Net income attributable to HEICO	$114,698	$93,027

Denominator:
Weighted average common shares outstanding - basic	138,265	136,655
Effect of dilutive stock options	1,628	1,924
Weighted average common shares outstanding - diluted	139,893	138,579

Net income per share attributable to HEICO shareholders:
Basic	$.83	$.68
Diluted	$.82	$.67

Anti-dilutive stock options excluded	1,422	750

Index
10.    OPERATING SEGMENTS
    Information on the Company’s two operating segments, the FSG and the ETG, for the three months ended January 31, 2024 and 2023 is as follows (in thousands):

			Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	Segment
	FSG	ETG
Three months ended January 31, 2024:
Net sales	$618,716	$285,942	($8,295)	$896,363
Depreciation	6,487	5,539	304	12,330
Amortization	17,857	12,926	392	31,175
Operating income	136,091	55,328	(11,209)	180,210
Capital expenditures	6,732	6,174	471	13,377

Three months ended January 31, 2023:
Net sales	$371,278	$255,059	($5,422)	$620,915
Depreciation	4,178	3,938	270	8,386
Amortization	6,731	11,669	274	18,674
Operating income	83,609	56,537	(10,712)	129,434
Capital expenditures	6,653	4,089	104	10,846

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Total assets by operating segment are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of January 31, 2024	$4,093,956	$2,889,878	$352,235	$7,336,069
Total assets as of October 31, 2023	4,006,748	2,915,300	273,015	7,195,063

11.     COMMITMENTS AND CONTINGENCIES
Guarantees
As of January 31, 2024, the Company has arranged for standby letters of credit aggregating $10.8 million, which are supported by its revolving credit facility and principally pertain to performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries as well as payment guarantees related to potential workers' compensation claims.

Index
Product Warranty
Changes in the Company’s product warranty liability for the three months ended January 31, 2024 and 2023 are as follows (in thousands):

	Three months ended January 31,
	2024	2023
Balances as of beginning of fiscal year	$3,847	$3,296
Accruals for warranties	790	775
Warranty claims settled	(834)	(591)
Balances as of January 31	$3,803	$3,480

Litigation
On April 20, 2021, an indirect subsidiary of HFSC, which was acquired in June 2020, received a grand jury subpoena from the United States District Court for the Southern District of California requiring the production of documents for the pre-acquisition time period of December 1, 2017 through February 4, 2019 related to the subsidiary's employment of a certain individual and its performance of work on certain Navy vessels during that time period. In connection with this investigation, the individual pled guilty to a charge of a misdemeanor conflict of interest, and has been suspended by the Company pending determination by the Navy whether the suspended employee should be debarred from government contracting. The Company is cooperating with the investigation, and is cooperating with the Navy. The Company has completed its production of documents responsive to the subpoena, although the Company has a continuing obligation to produce such documents should any be located. The Company cannot predict the outcome of the investigation or when the investigation will ultimately be resolved; nor can the Company reasonably estimate the possible range of loss or impact to its business, if any, that may result from this matter.

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended October 31, 2023. There have been no material changes to our critical accounting policies during the three months ended January 31, 2024.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Our results of operations for the three months ended January 31, 2024 have been affected by the fiscal 2023 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2023.

Index
Results of Operations
The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Three months ended January 31,
	2024	2023
Net sales	$896,363	$620,915
Cost of sales	549,594	377,116
Selling, general and administrative expenses	166,559	114,365
Total operating costs and expenses	716,153	491,481
Operating income	$180,210	$129,434

Net sales by segment:
Flight Support Group	$618,716	$371,278
Electronic Technologies Group	285,942	255,059
Intersegment sales	(8,295)	(5,422)
	$896,363	$620,915

Operating income by segment:
Flight Support Group	$136,091	$83,609
Electronic Technologies Group	55,328	56,537
Other, primarily corporate	(11,209)	(10,712)
	$180,210	$129,434

Net sales	100.0%	100.0%
Gross profit	38.7%	39.3%
Selling, general and administrative expenses	18.6%	18.4%
Operating income	20.1%	20.8%
Interest expense	(4.3%)	(1.0%)
Other income	.1%	.1%
Income tax expense	1.9%	3.4%
Net income attributable to noncontrolling interests	1.2%	1.6%
Net income attributable to HEICO	12.8%	15.0%

Index
Comparison of First Quarter of Fiscal 2024 to First Quarter of Fiscal 2023

Net Sales

Our consolidated net sales in the first quarter of fiscal 2024 increased by 44% to $896.4 million, up from net sales of $620.9 million in the first quarter of fiscal 2023. The increase in consolidated net sales principally reflects an increase of $247.4 million (a 67% increase) to a record $618.7 million within the FSG and an increase of $30.9 million (a 12% increase) to $285.9 million within the ETG. The net sales increase in the FSG reflects $202.0 million contributed by a fiscal 2023 acquisition as well as strong organic growth of 12%. The FSG's organic net sales growth reflects increased demand within its aftermarket replacement parts and repair and overhaul parts and services product lines resulting in net sales increases of $37.9 million and $11.0 million, respectively. The net sales increase in the ETG reflects net sales of $39.4 million contributed by a fiscal 2023 acquisition, partially offset by a 5% organic net sales decline. The ETG's organic net sales decline is mainly attributable to decreased demand for its other electronics, medical and space products resulting in net sales decreases of $7.3 million, $4.7 million and $2.8 million, respectively, partially offset by increased demand for its aerospace products resulting in a net sales increase of $3.3 million. Although sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the first quarter of fiscal 2024, continued cost inflation may lead to higher sales prices during the remainder of fiscal 2024.

Gross Profit and Operating Expenses

Our consolidated gross profit margin was 38.7% in the first quarter of fiscal 2024, as compared to 39.3% in the first quarter of fiscal 2023 principally reflecting decreases of .3% and .2% in the FSG's and ETG's gross profit margin, respectively. The decrease in the FSG's gross profit margin principally reflects a .9% impact from higher inventory obsolescence expense, partially offset by the previously mentioned higher net sales. The reduction in the ETG's gross profit margin principally reflects a .5% impact from an increase in new product research and development expenses as well as the previously mentioned decreases in net sales for its other electronics, space and medical products, partially offset by increased demand for its aerospace products. Total new product research and development expenses included within our consolidated cost of sales were $25.1 million in the first quarter of fiscal 2024, up from $20.2 million in the first quarter of fiscal 2023.

Our consolidated selling, general and administrative ("SG&A") expenses were $166.6 million in the first quarter of fiscal 2024, as compared to $114.4 million in the first quarter of fiscal 2023. The increase in consolidated SG&A expenses principally reflects $49.1 million attributable to our fiscal 2023 acquisitions and costs incurred to support the previously mentioned net sales growth resulting in increases of $5.5 million and $2.6 million in other general and administrative expenses and other selling expenses, respectively, partially offset by a $5.0 million reduction in acquisition costs.

Index
Our consolidated SG&A expenses as a percentage of net sales were 18.6% in the first quarter of fiscal 2024, as compared to 18.4% in the first quarter of fiscal 2023. The increase in consolidated SG&A expenses as a percentage of net sales principally reflects a .6% impact from higher intangible asset amortization expense and depreciation expense, partially offset by an .8% impact from the previously mentioned lower acquisition costs.

Operating Income

Our consolidated operating income increased by 39% to $180.2 million in the first quarter of fiscal 2024, up from $129.4 million in the first quarter of fiscal 2023. The increase in consolidated operating income principally reflects a $52.5 million increase (a 63% increase) to a record $136.1 million in operating income of the FSG, partially offset by a $1.2 million decrease (a 2% decrease) to $55.3 million in operating income of the ETG. The increase in operating income of the FSG principally reflects the previously mentioned net sales growth, partially offset by an $11.1 million increase in intangible asset amortization expense and a $5.0 million increase in inventory obsolescence expense. The decrease in operating income of the ETG principally reflects a lower level of SG&A efficiencies, partially offset by the previously mentioned net sales increase and a $5.0 million decrease in acquisition costs.

Our consolidated operating income as a percentage of net sales was 20.1% in the first quarter of fiscal 2024, as compared to 20.8% in the first quarter of fiscal 2023. The decrease principally reflects a decrease in the ETG's operating income as a percentage of net sales to 19.3% in the first quarter of fiscal 2024, as compared to 22.2% in the first quarter of fiscal 2023 and a decrease in the FSG’s operating income as a percentage of net sales to 22.0% in the first quarter of fiscal 2024, as compared to 22.5% in the first quarter of fiscal 2023. The decrease in the ETG's operating income as a percentage of net sales principally reflects a 2.7% impact from an increase in SG&A expenses as a percentage of net sales as well as the previously mentioned decrease in gross profit margin. The increase in the ETG's SG&A expenses as a percentage of net sales mainly reflects the previously mentioned lower level of efficiencies, partially offset by a 2.0% impact from the previously mentioned lower acquisition costs. The decrease in the FSG’s operating income as a percentage of net sales principally reflects the previously mentioned lower gross profit margin and a .9% impact from the previously mentioned higher intangible asset amortization expense, partially offset by a .9% impact from lower performance-based compensation expense.

Interest Expense

Interest expense increased to $38.6 million in the first quarter of fiscal 2024, up from $6.1 million in the first quarter of fiscal 2023. The increase in interest expense was principally due to an increase in the amount of outstanding debt related to fiscal 2023 acquisitions.

Other Income

Other income in the first quarter of fiscal 2024 and 2023 was not material.

Index
Income Tax Expense

Our effective tax rate decreased to 11.8% in the first quarter of fiscal 2024, down from 16.9% in the first quarter of fiscal 2023. The decrease in our effective tax rate principally reflects a larger tax benefit from stock option exercises recognized in the first quarter of fiscal 2024. We recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2024 and 2023 of $13.6 million and $6.2 million, respectively.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $10.8 million in the first quarter of fiscal 2024, as compared to $10.0 million in the first quarter of fiscal 2023. The increase in net income attributable to noncontrolling interests principally reflects improved operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held.
Net Income Attributable to HEICO

Net income attributable to HEICO increased by 23% to $114.7 million, or $.82 per diluted share, in the first quarter of fiscal 2024, up from $93.0 million, or $.67 per diluted share, in the first quarter of fiscal 2023 principally reflecting the previously mentioned higher consolidated operating income and lower effective tax rate, partially offset by the previously mentioned higher interest expense.

Outlook

As we look ahead to the remainder of fiscal 2024, we continue to anticipate net sales growth in both the FSG and ETG, principally driven by contributions from our fiscal 2023 acquisitions and demand for the majority of our products. Additionally, we plan to continue our commitment to developing new products and services and further market penetration, while maintaining our financial strength and flexibility.

Index
Liquidity and Capital Resources

Our principal uses of cash include acquisitions, capital expenditures, interest payments, cash dividends, distributions to noncontrolling interests and working capital needs. We continue to anticipate fiscal 2024 capital expenditures to be approximately $65 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility. The revolving credit facility and senior unsecured notes contain both financial and non-financial covenants. As of January 31, 2024, we were in compliance with all such covenants and our total debt to shareholders’ equity ratio was 75.4%.

Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund our cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $111.7 million in the first quarter of fiscal 2024 and consisted primarily of net income from consolidated operations of $125.5 million, depreciation and amortization expense of $43.5 million (a non-cash item), and net changes in other long-term liabilities and assets related to the LCP of $14.8 million (principally participant deferrals and employer contributions), partially offset by a $71.8 million increase in net working capital. The increase in net working capital is inclusive of a $50.5 million decrease in accrued expenses and other current liabilities mainly reflecting the payment of fiscal 2023 accrued performance-based compensation, a $49.8 million increase in inventories to support an increase in consolidated backlog, and a $15.8 million increase in prepaid expenses and other current assets, partially offset by a $38.9 million decrease in accounts receivable resulting from the timing of collections.

Net cash provided by operating activities increased by $35.0 million in the first quarter of fiscal 2024, up from $76.7 million in the first quarter of fiscal 2023. The increase is principally attributable to a $22.5 million increase in net income from consolidated operations and a $16.4 million increase in depreciation and amortization expense.

Investing Activities

Net cash used in investing activities totaled $71.1 million in the first quarter of fiscal 2024 and related primarily to acquisitions of $46.2 million, capital expenditures of $13.4 million and investments related to the LCP of $12.7 million. Further details regarding our fiscal 2024 acquisition may be found in Note 2, Acquisition, of the Notes to Condensed Consolidated Financial Statements.

Index
Financing Activities

Net cash used in financing activities in the first quarter of fiscal 2024 totaled $16.7 million. During the first quarter of fiscal 2024, we borrowed $50.0 million under our revolving credit facility, which was partially offset by $15.0 million in payments made on our revolving credit facility, $13.9 million of net payments on short-term debt, $13.8 million of cash dividends paid on our common stock, $13.8 million of contingent consideration payments and $8.8 million of distributions to noncontrolling interests.

Other Obligations and Commitments

There have not been any material changes to our other obligations and commitments that were included in our Annual Report on Form 10-K for the year ended October 31, 2023.

New Accounting Pronouncements

    See Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements, of the Notes to Condensed Consolidated Financial Statements for additional information.

Guarantor Group Summarized Financial Information

On July 27, 2023, we completed the public offer and sale of senior unsecured notes, which consisted of $600 million principal amount of 5.25% Senior Notes due August 1, 2028 (the "2028 Notes") and $600 million principal amount of 5.35% Senior Notes due August 1, 2033 (the "2033 Notes" and, collectively with the 2028 Notes, the "Notes"). The Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future subsidiaries that guarantee our obligations under our revolving credit facility ("Credit Facility") (the “Guarantor Group”).

The Notes were issued pursuant to an Indenture, dated as of July 27, 2023 (the “Base Indenture”), between HEICO and certain of its subsidiaries (collectively, the "Subsidiary Guarantors") and Truist Bank, as trustee (the “Trustee”), as supplemented by a First Supplemental Indenture, dated as of July 27, 2023 (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), between us, the Subsidiary Guarantors and the Trustee. The Notes are direct, unsecured senior obligations of HEICO and rank equally in right of payment with all of our existing and future senior unsecured indebtedness. Each Subsidiary Guarantor is owned either directly or indirectly by the Company and jointly and severally guarantee our obligations under the Notes. None of the Subsidiary Guarantors are organized outside of the U.S.

Index
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

Index

	As of	As of
	January 31, 2024	October 31, 2023
Current assets (excluding net intercompany receivable from non-guarantor subsidiaries)	$1,500,432	$1,440,062
Noncurrent assets	4,557,886	4,490,490
Net intercompany receivable from/ (payable to) non-guarantor subsidiaries	203,923	182,795
Current liabilities (excluding net intercompany payable to non-guarantor subsidiaries)	491,650	531,466
Noncurrent liabilities	2,978,330	2,895,592
Redeemable noncontrolling interests	250,046	252,013
Noncontrolling interests	40,663	37,786

Three months ended
January 31, 2024
Net sales	$734,097
Gross profit	275,205
Operating income	150,301
Net income from consolidated operations	111,617
Net income attributable to HEICO	103,945

Three months ended
January 31, 2024
Intercompany net sales	$557
Intercompany management fee	616
Intercompany interest income	2,156
Intercompany dividends	8,239

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

Index
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

There have not been any material changes in our assessment of HEICO’s sensitivity to market risk that was disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended October 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

Index
PART II. OTHER INFORMATION
Item 5.    Other Events.

None of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the first quarter ended January 31, 2024.

Item 6.    EXHIBITS

Exhibit	Description
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities, is incorporated by reference to Exhibit 22.1 to the Form 10-K for the year ended October 31, 2023.***

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *

32.1	Section 1350 Certification of Chief Executive Officer. **

32.2	Section 1350 Certification of Chief Financial Officer. **

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). *

*    Filed herewith.
**    Furnished herewith.
***    Previously filed.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEICO CORPORATION

Date:	February 28, 2024	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)