Form 10-Q
period 2024-04-30
HEICO CORP
filed 2024-05-30
CIK 46619

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of May 28, 2024 is as follows:

Common Stock, $.01 par value	54,835,023	shares
Class A Common Stock, $.01 par value	83,660,813	shares

Index
HEICO CORPORATION

Index
PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	April 30, 2024	October 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$204,161	$171,048
Accounts receivable, net	504,362	509,075
Contract assets	110,158	111,702
Inventories, net	1,088,101	1,013,680
Prepaid expenses and other current assets	61,919	49,837
Total current assets	1,968,701	1,855,342

Property, plant and equipment, net	326,740	321,848
Goodwill	3,285,468	3,274,327
Intangible assets, net	1,333,337	1,357,281
Other assets	451,599	386,265
Total assets	$7,365,845	$7,195,063

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$4,382	$17,801
Trade accounts payable	194,875	205,893
Accrued expenses and other current liabilities	353,874	433,101
Income taxes payable	6,032	8,547
Total current liabilities	559,163	665,342

Long-term debt, net of current maturities	2,385,267	2,460,277
Deferred income taxes	119,987	131,846
Other long-term liabilities	490,253	379,640
Total liabilities	3,554,670	3,637,105

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 3)	368,369	364,807

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 shares authorized; 54,828 and 54,721 shares issued and outstanding	548	547
Class A Common Stock, $.01 par value per share; 150,000 shares authorized; 83,644 and 83,507 shares issued and outstanding	836	835
Capital in excess of par value	598,699	578,809
Deferred compensation obligation	6,318	6,318
HEICO stock held by irrevocable trust	(6,318)	(6,318)
Accumulated other comprehensive loss	(35,677)	(40,180)
Retained earnings	2,825,021	2,605,984
Total HEICO shareholders’ equity	3,389,427	3,145,995
Noncontrolling interests	53,379	47,156
Total shareholders’ equity	3,442,806	3,193,151
Total liabilities and equity	$7,365,845	$7,195,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Six months ended April 30,		Three months ended April 30,
	2024	2023	2024	2023

Net sales	$1,851,758	$1,308,756	$955,395	$687,841

Operating costs and expenses:
Cost of sales	1,133,194	798,445	583,600	421,329
Selling, general and administrative expenses	329,201	223,787	162,642	109,422

Total operating costs and expenses	1,462,395	1,022,232	746,242	530,751

Operating income	389,363	286,524	209,153	157,090

Interest expense	(77,119)	(17,441)	(38,512)	(11,373)
Other income	1,139	982	460	343

Income before income taxes and noncontrolling interests	313,383	270,065	171,101	146,060

Income tax expense	53,000	52,000	36,200	31,000

Net income from consolidated operations	260,383	218,065	134,901	115,060

Less: Net income attributable to noncontrolling interests	22,539	19,918	11,755	9,940

Net income attributable to HEICO	$237,844	$198,147	$123,146	$105,120

Net income per share attributable to HEICO shareholders:
Basic	$1.72	$1.45	$.89	$.77
Diluted	$1.70	$1.43	$.88	$.76

Weighted average number of common shares outstanding:
Basic	138,325	136,786	138,386	136,916
Diluted	139,976	138,590	140,059	138,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Six months ended April 30,		Three months ended April 30,
	2024	2023	2024	2023

Net income from consolidated operations	$260,383	$218,065	$134,901	$115,060
Other comprehensive income (loss):
Foreign currency translation adjustments	4,618	30,379	(10,143)	1,994
Amortization of unrealized loss on defined benefit pension plan, net of tax	26	28	13	13
Total other comprehensive income (loss)	4,644	30,407	(10,130)	2,007
Comprehensive income from consolidated operations	265,027	248,472	124,771	117,067
Net income attributable to noncontrolling interests	22,539	19,918	11,755	9,940
Foreign currency translation adjustments attributable to noncontrolling interests	141	1,534	(415)	275
Comprehensive income attributable to noncontrolling interests	22,680	21,452	11,340	10,215
Comprehensive income attributable to HEICO	$242,347	$227,020	$113,431	$106,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Six Months Ended April 30, 2024 and 2023
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2023	$364,807	$547	$835	$578,809	$6,318	($6,318)	($40,180)	$2,605,984	$47,156	$3,193,151
Comprehensive income	15,999	—	—	—	—	—	4,503	237,844	6,681	249,028
Cash dividends ($.10 per share)	—	—	—	—	—	—	—	(13,831)	—	(13,831)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	9,300	—	—	—	—	—	9,300
Share-based compensation expense	—	—	—	9,463	—	—	—	—	—	9,463
Proceeds from stock option exercises	—	1	1	4,149	—	—	—	—	—	4,151
Redemptions of common stock related to stock option exercises	—	—	—	(2,352)	—	—	—	—	—	(2,352)
Distributions to noncontrolling interests	(14,967)	—	—	—	—	—	—	—	(458)	(458)
Acquisitions of noncontrolling interests	(3,165)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	4,608	—	—	—	—	—	—	(4,608)	—	(4,608)
Other	1,087	—	—	(670)	—	—	—	(368)	—	(1,038)
Balances as of April 30, 2024	$368,369	$548	$836	$598,699	$6,318	($6,318)	($35,677)	$2,825,021	$53,379	$3,442,806

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2022	$327,601	$545	$821	$397,337	$5,297	($5,297)	($46,499)	$2,253,932	$42,170	$2,648,306
Comprehensive income	15,356	—	—	—	—	—	28,873	198,147	6,096	233,116
Cash dividends ($.10 per share)	—	—	—	—	—	—	—	(13,668)	—	(13,668)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	7,760	—	—	—	—	—	7,760
Share-based compensation expense	—	—	—	6,055	—	—	—	—	—	6,055
Proceeds from stock option exercises	—	2	2	4,070	—	—	—	—	—	4,074
Redemptions of common stock related to stock option exercises	—	—	—	(14,811)	—	—	—	—	—	(14,811)
Noncontrolling interests assumed related to acquisitions	14,642	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(16,161)	—	—	—	—	—	—	—	(6,489)	(6,489)
Acquisitions of noncontrolling interests	(1,059)	—	—	(1,674)	—	—	—	—	—	(1,674)
Adjustments to redemption amount of redeemable noncontrolling interests	3,103	—	—	—	—	—	—	(3,103)	—	(3,103)
Deferred compensation obligation	—	—	—	—	874	(874)	—	—	—	—
Other	2,351	—	—	254	—	—	—	(153)	—	101
Balances as of April 30, 2023	$345,833	$547	$823	$398,991	$6,171	($6,171)	($17,626)	$2,435,155	$41,777	$2,859,667
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Three Months Ended April 30, 2024 and 2023
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of January 31, 2024	$365,865	$548	$836	$585,888	$6,318	($6,318)	($25,962)	$2,705,128	$50,201	$3,316,639
Comprehensive income	8,003	—	—	—	—	—	(9,715)	123,146	3,337	116,768
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	6,724	—	—	—	—	—	6,724
Share-based compensation expense	—	—	—	4,582	—	—	—	—	—	4,582
Proceeds from stock option exercises	—	—	—	1,897	—	—	—	—	—	1,897
Redemptions of common stock related to stock option exercises	—	—	—	(1,751)	—	—	—	—	—	(1,751)
Distributions to noncontrolling interests	(6,500)	—	—	—	—	—	—	—	(159)	(159)
Acquisitions of noncontrolling interests	(2,109)	—	—	1,156	—	—	—	—	—	1,156
Adjustments to redemption amount of redeemable noncontrolling interests	3,165	—	—	—	—	—	—	(3,165)	—	(3,165)
Other	(55)	—	—	203	—	—	—	(88)	—	115
Balances as of April 30, 2024	$368,369	$548	$836	$598,699	$6,318	($6,318)	($35,677)	$2,825,021	$53,379	$3,442,806

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of January 31, 2023	$340,287	$547	$822	$388,603	$6,171	($6,171)	($19,358)	$2,328,523	$45,037	$2,744,174
Comprehensive income	7,376	—	—	—	—	—	1,732	105,120	2,839	109,691
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	5,796	—	—	—	—	—	5,796
Share-based compensation expense	—	—	—	3,243	—	—	—	—	—	3,243
Proceeds from stock option exercises	—	—	1	1,228	—	—	—	—	—	1,229
Redemptions of common stock related to stock option exercises	—	—	—	(6)	—	—	—	—	—	(6)
Noncontrolling interests assumed related to acquisitions	2,592	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(5,260)	—	—	—	—	—	—	—	(6,099)	(6,099)
Adjustments to redemption amount of redeemable noncontrolling interests	(1,513)	—	—	—	—	—	—	1,513	—	1,513
Other	2,351	—	—	127	—	—	—	(1)	—	126
Balances as of April 30, 2023	$345,833	$547	$823	$398,991	$6,171	($6,171)	($17,626)	$2,435,155	$41,777	$2,859,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Six months ended April 30,
	2024	2023
Operating Activities:
Net income from consolidated operations	$260,383	$218,065
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	86,336	56,784
Share-based compensation expense	9,463	6,055
Employer contributions to HEICO Savings and Investment Plan	8,802	6,533
Deferred income tax benefit	(11,532)	(9,596)
Amendment and termination of contingent consideration agreement	—	(9,057)
Payment of contingent consideration	(6,203)	(6,299)
(Decrease) increase in accrued contingent consideration, net	(5,326)	1,842
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	5,309	(21,222)
Decrease (increase) in contract assets	3,172	(9,267)
Increase in inventories	(71,103)	(75,251)
(Increase) decrease in prepaid expenses and other current assets	(9,243)	1,738
(Decrease) increase in trade accounts payable	(11,406)	6,797
Decrease in accrued expenses and other current liabilities	(58,102)	(2,671)
Decrease in income taxes payable	(6,830)	(13,824)
Net changes in other long-term liabilities and assets related to HEICO Leadership Compensation Plan	17,319	10,563
Other	41,753	(6,754)
Net cash provided by operating activities	252,792	154,436

Investing Activities:
Acquisitions, net of cash acquired	(46,208)	(524,231)
Capital expenditures	(26,325)	(21,921)
Investments related to HEICO Leadership Compensation Plan	(14,410)	(14,000)
Other	1,657	362
Net cash used in investing activities	(85,286)	(559,790)

Financing Activities:
Payments on revolving credit facility	(125,000)	(108,000)
Borrowings on revolving credit facility	50,000	556,000
Distributions to noncontrolling interests	(15,372)	(22,650)
(Payments) borrowings on short-term debt, net	(13,924)	1,672
Cash dividends paid	(13,831)	(13,668)
Payment of contingent consideration	(13,797)	(12,610)
Acquisitions of noncontrolling interests	(3,165)	(2,733)
Redemptions of common stock related to stock option exercises	(2,352)	(14,811)
Proceeds from stock option exercises	4,151	4,074
Other	(1,905)	1,491
Net cash (used in) provided by financing activities	(135,195)	388,765

Effect of exchange rate changes on cash	802	4,246

Net increase (decrease) in cash and cash equivalents	33,113	(12,343)
Cash and cash equivalents at beginning of year	171,048	139,504
Cash and cash equivalents at end of period	$204,161	$127,161
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2023. The October 31, 2023 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the six months ended
April 30, 2024 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Index

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

2.     ACQUISITION

In December 2023, the Company, through a subsidiary of HFSC, entered into an exclusive license and acquired certain assets for the capability to support the Boeing 737NG/777 Cockpit Display and Legacy Displays product lines from Honeywell International. The transaction provides the HFSC subsidiary with the exclusive capability to produce, sell, and repair Boeing 737NG/777 Cockpit Displays as well as other Legacy Displays for Boeing 717, ATR, and select business and general aviation aircraft. The purchase price of this acquisition was paid in cash using proceeds from the Company's revolving credit facility and is not material or significant to the Company's condensed consolidated financial statements.

The allocation of the total consideration for this acquisition to the tangible and identifiable intangible assets acquired is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocation to be material to the Company's consolidated financial statements. This acquisition’s operating results were included in the Company’s results of operations from the effective acquisition date. The amount of net sales and earnings of this acquisition included in the Condensed Consolidated Statements of Operations for the six and three months ended April 30, 2024 is not material. Had this acquisition occurred as of November 1, 2022, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the six and three months ended April 30, 2024 and 2023 would not have been materially different than the reported amounts.

Index

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	April 30, 2024	October 31, 2023
Accounts receivable	$517,633	$521,696
Less: Allowance for doubtful accounts	(13,271)	(12,621)
Accounts receivable, net	$504,362	$509,075

Inventories

(in thousands)	April 30, 2024	October 31, 2023
Finished products	$659,590	$622,395
Work in process	91,326	79,789
Materials, parts, assemblies and supplies	337,185	311,496
Inventories, net of valuation reserves	$1,088,101	$1,013,680

Property, Plant and Equipment

(in thousands)	April 30, 2024	October 31, 2023
Land	$19,809	$19,706
Buildings and improvements	207,253	202,499
Machinery, equipment and tooling	403,944	386,602
Construction in progress	30,518	25,867
	661,524	634,674
Less: Accumulated depreciation and amortization	(334,784)	(312,826)
Property, plant and equipment, net	$326,740	$321,848

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $25.5 million as of April 30, 2024 and $24.5 million as of October 31, 2023. The total customer rebates and credits deducted within net sales for the six months ended April 30, 2024 and 2023 was $5.8 million and $4.2 million, respectively. The total customer rebates and credits deducted within net sales for the three months ended April 30, 2024 and 2023 was $2.3 million and $2.0 million, respectively.

Index

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the six and three months ended April 30, 2024 and 2023 is as follows (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2024	2023	2024	2023
R&D expenses	$53,031	$43,134	$27,935	$22,896

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

	April 30, 2024	October 31, 2023
Redeemable at fair value	$309,005	$308,472
Redeemable based on a multiple of future earnings	59,364	56,335
Redeemable noncontrolling interests	$368,369	$364,807

During fiscal 2024, the holders of a 15% noncontrolling equity interest in a subsidiary of the ETG that was acquired in fiscal 2019 exercised their option to cause the Company to purchase their noncontrolling interest over a four-year period ending in fiscal 2027. Accordingly, the Company acquired one-fourth of such interest in March 2024, which increased the Company's ownership interest in the subsidiary to 88.75%.

During fiscal 2022, the holder of a 19.9% noncontrolling equity interest in a subsidiary of the FSG that was acquired in fiscal 2015 exercised their option to cause the Company to purchase their noncontrolling interest over a four-year period ending in fiscal 2026. In December 2023, the Company acquired an additional one-fourth of such interest, which increased the Company's ownership interest in the subsidiary to 90.05%.

Index

Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss for the six months ended April 30, 2024 are as follows (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balances as of October 31, 2023	($39,165)	($1,015)	($40,180)
Unrealized gain	4,477	—	4,477
Amortization of unrealized loss	—	26	26
Balances as of April 30, 2024	($34,688)	($989)	($35,677)

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by operating segment for the six months ended April 30, 2024 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2023	$1,824,305	$1,450,022	$3,274,327
Goodwill acquired	7,577	—	7,577
Foreign currency translation adjustments	649	2,190	2,839
Adjustments to goodwill	(88)	813	725
Balances as of April 30, 2024	$1,832,443	$1,453,025	$3,285,468

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

Index

Identifiable intangible assets consist of the following (in thousands):

	As of April 30, 2024			As of October 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$988,166	($271,612)	$716,554	$967,090	($227,089)	$740,001
Intellectual property	446,307	(120,027)	326,280	448,336	(121,503)	326,833
Other	8,627	(7,559)	1,068	8,685	(7,404)	1,281
	1,443,100	(399,198)	1,043,902	1,424,111	(355,996)	1,068,115
Non-Amortizing Assets:
Trade names	289,435	—	289,435	289,166	—	289,166
	$1,732,535	($399,198)	$1,333,337	$1,713,277	($355,996)	$1,357,281
    Amortization expense related to intangible assets for the six months ended April 30, 2024 and 2023 was $60.8 million and $36.9 million, respectively. Amortization expense related to intangible assets for the three months ended April 30, 2024 and 2023 was $30.6 million and $19.1 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2024 is estimated to be $60.4 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $116.2 million in fiscal 2025, $110.5 million in fiscal 2026, $106.1 million in fiscal 2027, $100.6 million in fiscal 2028, $95.1 million in fiscal 2029, and $455.0 million thereafter.

5.     SHORT-TERM AND LONG-TERM DEBT

A subsidiary of the Company acquired in the first quarter of fiscal 2023 ended its short-term borrowing arrangement in the first quarter of fiscal 2024 during which it made net payments of $13.9 million.

Long-term debt consists of the following (in thousands):

	April 30, 2024	October 31, 2023
Borrowings under revolving credit facility	$1,175,000	$1,250,000
2028 senior unsecured notes	600,000	600,000
2033 senior unsecured notes	600,000	600,000
Finance leases and notes payable	27,280	28,024
Less: Debt discount and debt issuance costs	(12,631)	(13,478)
	2,389,649	2,464,546
Less: Current maturities of long-term debt	(4,382)	(4,269)
	$2,385,267	$2,460,277

Index

Revolving Credit Facility
The Company's borrowings under its revolving credit facility mature in fiscal 2028. As of April 30, 2024 and October 31 2023, the weighted average interest rate on borrowings under the Company's revolving credit facility ("Credit Facility") was 6.9% and 6.7%, respectively. The Credit Facility contains both financial and non-financial covenants. As of April 30, 2024, the Company was in compliance with all such covenants.

Senior Unsecured Notes

The Company's senior unsecured notes consist of $600 million principal amount of 5.25% Senior Notes due August 1, 2028 (the "2028 Notes") and $600 million principal amount of 5.35% Senior Notes due August 1, 2033 (the "2033 Notes" and, collectively with the 2028 Notes, the "Notes"). Interest on the Notes is payable semi-annually in arrears on February 1 and August 1 of each year, and commenced on February 1, 2024. The 2028 Notes and 2033 Notes each have an effective interest rate of 5.5%. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company's existing and future subsidiaries that guarantee the Company's obligations under the Credit Facility (the "Guarantor Group"). As of April 30, 2024, the Company was in compliance with all covenants related to the Notes.

The following table sets forth the carrying value and estimated fair value of the Company’s Notes, which are classified as Level 1 financial instruments in the fair value hierarchy (in thousands). The Company estimated the fair value of the Notes by taking the weighted average of market quotes for the exact security that was actively traded on April 30, 2024 and October 31, 2023.

	April 30, 2024		October 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Notes	$594,705	$594,792	$594,158	$579,762
2033 Notes	592,664	590,118	592,364	552,594
Total	$1,187,369	$1,184,910	$1,186,522	$1,132,356

Index

6.     REVENUE

Contract Balances

    Contract assets (unbilled receivables) represent revenue recognized on contracts using an over-time recognition model in excess of amounts invoiced to the customer. Contract liabilities (deferred revenue) represent customer advances and billings in excess of revenue recognized and are included within accrued expenses and other current liabilities and other long-term liabilities in the Company’s Condensed Consolidated Balance Sheets.

    Changes in the Company’s contract assets and liabilities for the six months ended April 30, 2024 are as follows (in thousands):

	April 30, 2024	October 31, 2023	Change
Contract assets, current	$110,158	$111,702	($1,544)

Contract liabilities, current	76,650	87,556	(10,906)
Contract liabilities, long-term	52,186	—	52,186
Total contract liabilities	128,836	87,556	41,280

Net contract (liabilities) assets	($18,678)	$24,146	($42,824)

The increase in the Company's total contract liabilities during the first six months of fiscal 2024 principally reflects the receipt of advance deposits on certain customer contracts, mainly at the FSG.

The amount of revenue that the Company recognized during the six and three months ended April 30, 2024 that was included in contract liabilities as of the beginning of fiscal 2024 was $42.9 million and $16.2 million, respectively.

Remaining Performance Obligations

Backlog, which the Company believes to be the equivalent of its remaining performance obligations, represents contractually committed or firm customer orders. As of April 30, 2024, the Company had $1,846.2 million of remaining performance obligations associated with firm contracts pertaining to the majority of the products offered by the ETG and FSG. The Company will recognize net sales as these obligations are satisfied. The Company expects to recognize $820.5 million of this amount during the remainder of fiscal 2024 and $1,025.7 million thereafter, of which approximately half is expected to occur in fiscal 2025.

Index

Disaggregation of Revenue

    The following table summarizes the Company’s net sales by product line for each operating segment (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2024	2023	2024	2023
Flight Support Group:
Aftermarket replacement parts (1)	$798,879	$426,986	$403,725	$218,343
Repair and overhaul parts and services (2)	283,763	149,001	148,181	77,851
Specialty products (3)	183,306	187,493	95,326	96,008
Total net sales	1,265,948	763,480	647,232	392,202

Electronic Technologies Group:
Electronic component parts primarily for defense, space and aerospace equipment (4)	474,404	395,320	253,758	220,742
Electronic component parts for equipment in various other industries (5)	130,860	161,498	65,564	81,017
Total net sales	605,264	556,818	319,322	301,759

Intersegment sales	(19,454)	(11,542)	(11,159)	(6,120)

Total consolidated net sales	$1,851,758	$1,308,756	$955,395	$687,841

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

    The following table summarizes the Company’s net sales by industry for each operating segment (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2024	2023	2024	2023
Flight Support Group:
Aerospace	$939,590	$523,893	$478,349	$269,353
Defense and Space	288,678	196,909	149,906	101,267
Other (1)	37,680	42,678	18,977	21,582
Total net sales	1,265,948	763,480	647,232	392,202

Electronic Technologies Group:
Defense and Space	300,757	260,571	164,981	138,609
Other (2)	200,442	215,794	99,832	118,024
Aerospace	104,065	80,453	54,509	45,126
Total net sales	605,264	556,818	319,322	301,759

Intersegment sales	(19,454)	(11,542)	(11,159)	(6,120)

Total consolidated net sales	$1,851,758	$1,308,756	$955,395	$687,841

(1)    Principally industrial products.
(2)    Principally other electronics and medical products.

7.     INCOME TAXES

The Company's effective tax rate decreased to 16.9% in the first six months of fiscal 2024, down from 19.3% in the first six months of fiscal 2023. The decrease in the Company's effective tax rate principally reflects a larger tax benefit from stock option exercises recognized in the first quarter of fiscal 2024. The Company recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2024 and 2023 of $13.6 million and $6.2 million, respectively.

The Company's effective tax rate was 21.2% in both the second quarter of fiscal 2024 and 2023.

Index

8.    FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of April 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$275,579	$—	$275,579
Money market fund	10,460	—	—	10,460
Total assets	$10,460	$275,579	$—	$286,039

Liabilities:
Contingent consideration	$—	$—	$45,917	$45,917

	As of October 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$227,710	$—	$227,710
Money market fund	5,829	—	—	5,829
Total assets	$5,829	$227,710	$—	$233,539

Liabilities:
Contingent consideration	$—	$—	$71,136	$71,136

The Company maintains the HEICO Corporation Leadership Compensation Plan (the "LCP"), which is a non-qualified deferred compensation plan. The assets of the LCP principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company, and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent an investment in a money market fund that is classified within Level 1. The assets of the LCP are held within an irrevocable trust and classified within other assets in the Company’s Condensed Consolidated Balance Sheets. The related liabilities of the LCP are included within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $284.0 million as of April 30, 2024 and $226.2 million as of October 31, 2023.

Index

In connection with a fiscal 2023 acquisition that is part of the FSG, the Company assumed an agreement which may have obligated it to pay contingent consideration of $17.5 million if certain operating entities of the acquired company met a calendar year 2023 earnings objective and obtained a certain level of new orders with deliveries scheduled in calendar year 2024, of which both targets were tied to a specific customer contract. Both requirements were met as of October 31,2023. However, payment of the earnout is also predicated on no indication of a significant change with respect to the underlying customer agreement. In the second quarter of fiscal 2024, the customer notified the Company that it intends to reduce its future orders. As a result, the parties to this agreement agreed to settle on a specific contingent consideration amount of $11.0 million, which is expected to be paid in the third quarter of fiscal 2024. Accordingly, the $17.3 million estimated fair value of contingent consideration as of October 31, 2023 was reduced to $11.0 million as of April 30, 2024.

As part of the agreement to acquire 80.36% of the stock of a subsidiary by the ETG in fiscal 2022, the Company may be obligated to pay contingent consideration of up to $12.1 million in fiscal 2027 based on the earnings of the acquired entity during fiscal years 2025 and 2026 provided the entity meets a certain earnings objective during each of fiscal years 2024 to 2026. As of April 30, 2024, the estimated fair value of the contingent consideration was $5.6 million.

As part of the agreement to acquire 96% of the stock of a subsidiary by the FSG in fiscal 2022, the Company may be obligated to pay contingent consideration of up to $27.4 million in fiscal 2027 based on the earnings of the acquired entity during fiscal years 2025 and 2026 provided the entity meets certain earnings objectives during each of fiscal years 2022 to 2024. As of April 30, 2024, the estimated fair value of the contingent consideration was $20.4 million.

As part of the agreement to acquire 74% of the membership interests of a subsidiary by the FSG in fiscal 2022, the Company would be obligated to pay contingent consideration of $14.1 million in fiscal 2027 only if the acquired entity met a certain earnings objective during the five-year period following the acquisition. Based on the actual earnings of the acquired entity subsequent to the acquisition and forecasted earnings over the remainder of the earnout period, the Company does not expect that the required earnings objective will be met. Accordingly, as of April 30, 2024 and October 31, 2023, the Company did not accrue any contingent consideration for this agreement.

As part of the agreement to acquire 89.99% of the equity interests of a subsidiary by the ETG in fiscal 2020, the Company may be obligated to pay contingent consideration of up to CAD $13.5 million, or $9.9 million, in fiscal 2025 should the acquired entity meet certain earnings objectives during fiscal 2023 and 2024. As of April 30, 2024, the estimated fair value of the contingent consideration was CAD $12.3 million, or $9.0 million.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2017, the Company paid contingent consideration of $20.0 million in December 2023 as the acquired entity met a certain earnings objective during the first six years following the acquisition.

Index

The following unobservable inputs were used to derive the estimated fair value of the Company's Level 3 contingent consideration liabilities as of April 30, 2024 ($ in thousands):

		Unobservable		Weighted
Acquisition Date	Fair Value	Input	Range	Average (1)
8-4-2023	$11,000	—	—	—

9-1-2022	$5,577	Compound annual revenue growth rate	9% - 26%	18%
		Discount rate	9.3% - 9.3%	9.3%

7-18-2022	20,370	Compound annual revenue growth rate	1% - 11%	6%
		Discount rate	9.3% - 9.3%	9.3%

8-18-2020	8,970	Compound annual revenue growth rate	10% - 15%	14%
		Discount rate	9.9% - 9.9%	9.9%

(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

Changes in the Company’s contingent consideration liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the six months ended April 30, 2024 are as follows (in thousands):

Liabilities
Balance as of October 31, 2023	$71,136
Payment of contingent consideration	(20,000)
Decrease in accrued contingent consideration, net	(5,326)
Foreign currency transaction adjustments	107
$45,917

Included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$19,970
Other long-term liabilities	25,947
$45,917

The Company records changes in accrued contingent consideration and foreign currency transaction adjustments within SG&A expenses in its Condensed Consolidated Statements of Operations.

Index

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of April 30, 2024 due to the relatively short maturity of the respective instruments. The carrying amount of borrowings under the Company's credit facility approximates fair value due to its variable interest rate. See Note 5, Short-Term and Long-Term Debt, for the estimated fair value of the Company’s senior unsecured notes.

9.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

    The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Six months ended April 30,		Three months ended April 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to HEICO	$237,844	$198,147	$123,146	$105,120

Denominator:
Weighted average common shares outstanding - basic	138,325	136,786	138,386	136,916
Effect of dilutive stock options	1,651	1,804	1,673	1,684
Weighted average common shares outstanding - diluted	139,976	138,590	140,059	138,600

Net income per share attributable to HEICO shareholders:
Basic	$1.72	$1.45	$.89	$.77
Diluted	$1.70	$1.43	$.88	$.76

Anti-dilutive stock options excluded	1,215	1,045	1,009	1,340

Index

10.    OPERATING SEGMENTS

Information on the Company’s two operating segments, the FSG and the ETG, for the six and three months ended April 30, 2024 and 2023, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	Segment
	FSG	ETG
Six months ended April 30, 2024:
Net sales	$1,265,948	$605,264	($19,454)	$1,851,758
Depreciation	11,929	11,061	609	23,599
Amortization	36,304	25,649	784	62,737
Operating income	284,967	130,591	(26,195)	389,363
Capital expenditures	12,714	13,028	583	26,325

Six months ended April 30, 2023:
Net sales	$763,480	$556,818	($11,542)	$1,308,756
Depreciation	8,152	9,461	535	18,148
Amortization	13,286	24,802	548	38,636
Operating income	183,521	124,516	(21,513)	286,524
Capital expenditures	10,643	11,058	220	21,921

Three months ended April 30, 2024:
Net sales	$647,232	$319,322	($11,159)	$955,395
Depreciation	5,442	5,522	305	11,269
Amortization	18,447	12,723	392	31,562
Operating income	148,876	75,263	(14,986)	209,153
Capital expenditures	5,982	6,854	112	12,948

Three months ended April 30, 2023:
Net sales	$392,202	$301,759	($6,120)	$687,841
Depreciation	3,974	5,523	265	9,762
Amortization	6,555	13,133	274	19,962
Operating income	99,912	67,979	(10,801)	157,090
Capital expenditures	3,990	6,969	116	11,075

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Index

Total assets by operating segment are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of April 30, 2024	$4,104,662	$2,901,556	$359,627	$7,365,845
Total assets as of October 31, 2023	4,006,748	2,915,300	273,015	7,195,063

11.     COMMITMENTS AND CONTINGENCIES

Guarantees
As of April 30, 2024, the Company has arranged for standby letters of credit aggregating $11.2 million, which are supported by its revolving credit facility and principally pertain to performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries as well as payment guarantees related to potential workers' compensation claims.

Product Warranty

Changes in the Company’s product warranty liability for the six months ended April 30, 2024 and 2023, respectively, are as follows (in thousands):

	Six months ended April 30,
	2024	2023
Balances as of beginning of fiscal year	$3,847	$3,296
Accruals for warranties	1,425	1,222
Warranty claims settled	(1,459)	(1,074)
Balances as of April 30	$3,813	$3,444

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

Our critical accounting estimates, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended October 31, 2023. Based on our recent assessment, we no longer deem revenue recognition to be a critical accounting estimate. Historically, the majority of our revenue was recognized at a point-in-time and involved minimal estimates to determine when control had transferred. We now recognize an even greater portion of our revenue at a point-in-time as a result of the acquisitions of Wencor Group and Exxelia International SAS in fiscal 2023. Additionally, we do not believe that the factors involving estimation uncertainty that are used when we recognize revenue using an over-time recognition model for certain contracts are reasonably likely to have a material impact on our financial position or results of operations. Other than the removal of revenue recognition, there have been no material changes to our critical accounting estimates during the six months ended April 30, 2024.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Our results of operations for the six and three months ended April 30, 2024 have been affected by the fiscal 2023 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2023.

Index

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2024	2023	2024	2023
Net sales	$1,851,758	$1,308,756	$955,395	$687,841
Cost of sales	1,133,194	798,445	583,600	421,329
Selling, general and administrative expenses	329,201	223,787	162,642	109,422
Total operating costs and expenses	1,462,395	1,022,232	746,242	530,751
Operating income	$389,363	$286,524	$209,153	$157,090

Net sales by segment:
Flight Support Group	$1,265,948	$763,480	$647,232	$392,202
Electronic Technologies Group	605,264	556,818	319,322	301,759
Intersegment sales	(19,454)	(11,542)	(11,159)	(6,120)
	$1,851,758	$1,308,756	$955,395	$687,841

Operating income by segment:
Flight Support Group	$284,967	$183,521	$148,876	$99,912
Electronic Technologies Group	130,591	124,516	75,263	67,979
Other, primarily corporate	(26,195)	(21,513)	(14,986)	(10,801)
	$389,363	$286,524	$209,153	$157,090

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	38.8%	39.0%	38.9%	38.7%
Selling, general and administrative expenses	17.8%	17.1%	17.0%	15.9%
Operating income	21.0%	21.9%	21.9%	22.8%
Interest expense	(4.2%)	(1.3%)	(4.0%)	(1.7%)
Other income	.1%	.1%	—%	—%
Income tax expense	2.9%	4.0%	3.8%	4.5%
Net income attributable to noncontrolling interests	1.2%	1.5%	1.2%	1.4%
Net income attributable to HEICO	12.8%	15.1%	12.9%	15.3%

Index

Comparison of First Six Months of Fiscal 2024 to First Six Months of Fiscal 2023

Net Sales

Our consolidated net sales in the first six months of fiscal 2024 increased by 41% to a record $1,851.8 million, up from net sales of $1,308.8 million in the first six months of fiscal 2023. The increase in consolidated net sales principally reflects an increase of $502.5 million (a 66% increase) to a record $1,265.9 million in net sales of the FSG and an increase of $48.4 million (a 9% increase) to a record $605.3 million in net sales of the ETG. The net sales increase in the FSG reflects $408.7 million contributed by fiscal 2023 and 2024 acquisitions as well as strong organic growth of 12%. The FSG's organic net sales growth reflects increased demand within its aftermarket replacement parts and repair and overhaul parts and services product lines resulting in net sales increases of $82.9 million and $15.1 million, respectively. The net sales increase in the ETG includes $39.4 million contributed by a fiscal 2023 acquisition. The ETG's net sales increase also includes organic net sales growth of $26.6 million and $10.1 million for its defense and aerospace products, respectively, partially offset by organic net sales decreases of $19.7 million and $9.1 million for its other electronics and medical products, respectively. Although sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the first six months of fiscal 2024, continued cost inflation may lead to higher sales prices during the remainder of fiscal 2024.

Gross Profit and Operating Expenses

Our consolidated gross profit margin was 38.8% in the first six months of fiscal 2024, as compared to 39.0% in the first six months of fiscal 2023 and is inclusive of a .8% increase in the ETG's gross profit margin and no change in the FSG's gross profit margin. The increase in the ETG's gross profit margin principally reflects the previously mentioned higher net sales of defense products, partially offset by the previously mentioned decrease in net sales of other electronics products. Total new product research and development expenses included within our consolidated cost of sales were $53.0 million in the first six months of fiscal 2024, up from $43.1 million in the first six months of fiscal 2023.

Our consolidated selling, general and administrative ("SG&A") expenses were $329.2 million in the first six months of fiscal 2024, as compared to $223.8 million in the first six months of fiscal 2023. The increase in consolidated SG&A expenses principally reflects $79.9 million attributable to our fiscal 2023 and 2024 acquisitions, costs incurred to support the previously mentioned net sales growth resulting in increases of $16.2 million and $5.6 million in other general and administrative expenses and other selling expenses, respectively, and a $9.1 million prior year impact from the amendment and termination of a contingent consideration agreement pertaining to a fiscal 2021 acquisition, partially offset by a $5.3 million decrease in acquisition costs.

Our consolidated SG&A expenses as a percentage of net sales were 17.8% in the first six months of fiscal 2024, as compared to 17.1% in the first six months of fiscal 2023. The increase in consolidated SG&A expenses as a percentage of net sales principally reflects a .7% impact

Index

from the previously mentioned amendment and termination of a contingent consideration agreement and a .5% impact from higher intangible asset amortization expense, partially offset by a .4% impact from the previously mentioned lower acquisition costs.

Operating Income

Our consolidated operating income increased by 36% to a record $389.4 million in the first six months of fiscal 2024, up from $286.5 million in the first six months of fiscal 2023. The increase in consolidated operating income principally reflects a $101.4 million increase (a 55% increase) to a record $285.0 million in operating income of the FSG and a $6.1 million increase (a 5% increase) to $130.6 million in operating income of the ETG. The increase in operating income of the FSG principally reflects the previously mentioned net sales growth, partially offset by a $23.0 million increase in intangible asset amortization expense, a $9.8 million increase in inventory obsolescence expense, and a $9.1 million prior year impact from the previously mentioned termination of a contingent consideration agreement. The increase in operating income of the ETG principally reflects the previously mentioned net sales increase, a $5.1 million decrease in acquisition costs and the previously mentioned favorable gross profit margin, partially offset by a lower level of SG&A efficiencies.

Our consolidated operating income as a percentage of net sales was 21.0% in the first six months of fiscal 2024, as compared to 21.9% in the first six months of fiscal 2023. The decrease in consolidated operating income as a percentage of net sales principally reflects a decrease in the FSG’s operating income as a percentage of net sales to 22.5% in the first six months of fiscal 2024, as compared to 24.0% in the first six months of fiscal 2023 and a decrease in the ETG's operating income as a percentage of net sales to 21.6% in the first six months of fiscal 2024, as compared to 22.4% in the first six months of fiscal 2023. The decrease in the FSG’s operating income as a percentage of net sales principally reflects a 1.2% prior year impact from the previously mentioned amendment and termination of a contingent consideration agreement and a 1.2% impact from the previously mentioned higher intangible asset amortization expense, partially offset by a .9% impact from lower performance-based compensation expense as a percentage of net sales. The decrease in the ETG's operating income as a percentage of net sales principally reflects a 1.6% impact from an increase in SG&A expenses as a percentage of net sales, partially offset by the previously mentioned increase in gross profit margin. The increase in the ETG's SG&A expenses as a percentage of net sales mainly reflects the previously mentioned lower level of efficiencies, partially offset by a .9% impact from the previously mentioned lower acquisition costs.

Interest Expense

Interest expense increased to $77.1 million in the first six months of fiscal 2024, as compared to $17.4 million in the first six months of fiscal 2023. The increase in interest expense was principally due to an increase in the amount of outstanding debt related to fiscal 2023 acquisitions.

Index

Other Income

Other income in the first six months of fiscal 2024 and 2023 was not material.

Income Tax Expense

Our effective tax rate decreased to 16.9% in the first six months of fiscal 2024, down from 19.3% in the first six months of fiscal 2023. The decrease in our effective tax rate principally reflects a larger tax benefit from stock option exercises recognized in the first quarter of fiscal 2024. We recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2024 and 2023 of $13.6 million and $6.2 million, respectively.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $22.5 million in the first six months of fiscal 2024, as compared to $19.9 million in the first six months of fiscal 2023. The increase in net income attributable to noncontrolling interests principally reflects improved operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased by 20% to a record $237.8 million, or $1.70 per diluted share, in the first six months of fiscal 2024, up from $198.1 million, or $1.43 per diluted share, in the first six months of fiscal 2023 principally reflecting the previously mentioned higher consolidated operating income, partially offset by the previously mentioned higher interest expense.

Index

Comparison of Second Quarter of Fiscal 2024 to Second Quarter of Fiscal 2023

Net Sales

Our consolidated net sales in the second quarter of fiscal 2024 increased by 39% to a record $955.4 million, up from net sales of $687.8 million in the second quarter of fiscal 2023. The increase in consolidated net sales principally reflects an increase of $255.0 million (a 65% increase) to a record $647.2 million in net sales of the FSG and an increase of $17.6 million (a 6% increase) to $319.3 million in net sales of the ETG. The net sales increase in the FSG reflects $206.6 million contributed by fiscal 2023 and 2024 acquisitions as well as strong organic growth of 12%. The FSG's organic net sales growth reflects increased demand within its aftermarket replacement parts and repair and overhaul parts and services product lines resulting in net sales increases of $45.0 million and $4.1 million, respectively. The net sales increase in the ETG principally reflects organic growth of 4%. The ETG's organic net sales growth is mainly attributable to increased demand for its defense and aerospace products resulting in net sales increases of $26.4 million and $6.8 million, respectively, partially offset by decreased demand for its other electronics and medical products resulting in net sales decreases of $12.4 million and $4.3 million, respectively. Although sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the second quarter of fiscal 2024, continued cost inflation may lead to higher sales prices during the remainder of fiscal 2024.

Gross Profit and Operating Expenses

Our consolidated gross profit margin improved to 38.9% in the second quarter of fiscal 2024, up from 38.7% in the second quarter of fiscal 2023, principally reflecting increases of 1.7% and .3% in the ETG's and FSG's gross profit margin, respectively. The increase in the ETG's gross profit margin principally reflects the previously mentioned increase in net sales of defense products, partially offset by the previously mentioned decrease in net sales of other electronics products. The increase in the FSG's gross profit margin principally reflects the previously mentioned higher net sales, partially offset by a .5% impact from higher inventory obsolescence expense. Total new product research and development expenses included within our consolidated cost of sales were $27.9 million in the second quarter of fiscal 2024, up from $22.9 million in the second quarter of fiscal 2023.

Our consolidated SG&A expenses were $162.6 million in the second quarter of fiscal 2024, as compared to $109.4 million in the second quarter of fiscal 2023. The increase in consolidated SG&A expenses principally reflects $30.8 million attributable to our fiscal 2023 and 2024 acquisitions, costs incurred to support the previously mentioned net sales growth resulting in increases of $10.4 million and $2.9 million in other general and administrative expenses and other selling expenses, respectively, and a $9.1 million prior year impact from the amendment and termination of a contingent consideration agreement pertaining to a fiscal 2021 acquisition.

Index

Our consolidated SG&A expenses as a percentage of net sales were 17.0% in the second quarter of fiscal 2024, as compared to 15.9% in the second quarter of fiscal 2023. The increase in consolidated SG&A expenses as a percentage of net sales principally reflects a 1.3% impact from the previously mentioned amendment and termination of a contingent consideration agreement.

Operating Income

Our consolidated operating income increased by 33% to a record $209.2 million in the second quarter of fiscal 2024, up from $157.1 million in the second quarter of fiscal 2023. The increase in consolidated operating income principally reflects a $49.0 million increase (a 49% increase) to a record $148.9 million in operating income of the FSG and a $7.3 million increase (an 11% increase) to $75.3 million in operating income of the ETG. The increase in operating income of the FSG principally reflects the previously mentioned net sales growth, partially offset by an $11.9 million increase in intangible asset amortization expense, a $9.1 million prior year impact from the previously mentioned amendment and termination of a contingent consideration agreement, and a $4.8 million increase in inventory obsolescence expense. The increase in operating income of the ETG principally reflects the previously mentioned improved gross profit margin and net sales growth, partially offset by a lower level of SG&A efficiencies.

Our consolidated operating income as a percentage of net sales was 21.9% in the second quarter of fiscal 2024, as compared to 22.8% in the second quarter of fiscal 2023. The decrease in consolidated operating income as a percentage of net sales principally reflects a decrease in the FSG’s operating income as a percentage of net sales to 23.0% in the second quarter of fiscal 2024, as compared to 25.5% in the second quarter of fiscal 2023, partially offset by an increase in the ETG's operating income as a percentage of net sales to 23.6% in the second quarter of fiscal 2024, up from 22.5% in the second quarter of fiscal 2023. The decrease in the FSG’s operating income as a percentage of net sales principally reflects a 2.3% prior year impact from the previously mentioned amendment and termination of a contingent consideration agreement and a 1.2% impact from the previously mentioned increase in intangible asset amortization expense, partially offset by a .9% impact from lower performance-based compensation expense as a percentage of net sales. The increase in the ETG's operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margin and net sales growth, partially offset by a lower level of SG&A efficiencies.

Interest Expense

Interest expense increased to $38.5 million in the second quarter of fiscal 2024, as compared to $11.4 million in the second quarter of fiscal 2023. The increase in interest expense was principally due to an increase in the amount of outstanding debt related to fiscal 2023 acquisitions.

Other Income

Other income in the second quarter of fiscal 2024 and 2023 was not material.

Index

Income Tax Expense

Our effective tax rate in both the second quarter of fiscal 2024 and 2023 was 21.2%.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $11.8 million in the second quarter of fiscal 2024, as compared to $9.9 million in the second quarter of fiscal 2023. The increase in net income attributable to noncontrolling interests principally reflects improved operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased by 17% to $123.1 million, or $.88 per diluted share, in the second quarter of fiscal 2024, up from $105.1 million, or $.76 per diluted share, in the second quarter of fiscal 2023 principally reflecting the previously mentioned higher consolidated operating income, partially offset by the previously mentioned higher interest expense.

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

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, capital expenditures, interest payments, cash dividends, distributions to noncontrolling interests and working capital needs. We now anticipate fiscal 2024 capital expenditures to be approximately $60 to $65 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility. The revolving credit facility and senior unsecured notes contain both financial and non-financial covenants. As of April 30, 2024, we were in compliance with all such covenants and our total debt to shareholders’ equity ratio was 69.4%.

Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund our cash requirements for at least the next twelve months.

Index

Operating Activities

Net cash provided by operating activities was $252.8 million in the first six months of fiscal 2024 and consisted primarily of net income from consolidated operations of $260.4 million, depreciation and amortization expense of $86.3 million (a non-cash item), net changes of $41.8 million included in the "Other" caption (principally the receipt of advance deposits on certain long-term customer contracts), and net changes in other long-term liabilities and assets related to the HEICO LCP of $17.3 million (principally participant deferrals and employer contributions), partially offset by a $148.2 million increase in net working capital. The increase in net working capital is inclusive of a $71.1 million increase in inventories to support an increase in consolidated backlog and a $58.1 million decrease in accrued expenses and other current liabilities mainly reflecting the payment of fiscal 2023 accrued performance-based compensation, partially offset by accrued fiscal 2024 performance-based compensation, as well as an $11.4 million decrease in trade accounts payable and a $9.2 million increase in prepaid expenses and other current assets.

Net cash provided by operating activities increased by $98.4 million in the first six months of fiscal 2024, up from $154.4 million in the first six months of fiscal 2023. The increase is principally attributable to a $42.3 million increase in net income from consolidated operations, a $48.5 million increase in the "Other" caption mainly from the previously mentioned receipt of advance long-term customer deposits in fiscal 2024, a $29.6 million increase in depreciation and amortization expense, and a $9.1 million prior year impact from the amendment and termination of a contingent consideration agreement, partially offset by a $34.5 million increase in net working capital mainly reflecting a $55.4 million decrease in accrued expenses and other current liabilities partially offset by a $26.5 million decrease in accounts receivable.

Investing Activities

Net cash used in investing activities totaled $85.3 million in the first six months of fiscal 2024 and related primarily to acquisitions of $46.2 million, capital expenditures of $26.3 million and investments related to the HEICO LCP of $14.4 million. Further details regarding our fiscal 2024 acquisition may be found in Note 2, Acquisition, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash used in financing activities in the first six months of fiscal 2024 totaled $135.2 million. During the first six months of fiscal 2024, we made $125.0 million of payments on our revolving credit facility, $15.4 million of distributions to noncontrolling interests, $13.9 million of net payments on short-term debt, $13.8 million of cash dividends paid on our common stock, and $13.8 million of contingent consideration payments, partially offset by $50.0 million of borrowings on our revolving credit facility and $4.2 million of proceeds from stock option exercises.

Index

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

Index

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

	As of	As of
	April 30, 2024	October 31, 2023
Current assets (excluding net intercompany receivable from non-guarantor subsidiaries)	$1,551,209	$1,440,062
Noncurrent assets	4,536,099	4,490,490
Net intercompany receivable from/ (payable to) non-guarantor subsidiaries	211,323	182,795
Current liabilities (excluding net intercompany payable to non-guarantor subsidiaries)	451,187	531,466
Noncurrent liabilities	2,921,281	2,895,592
Redeemable noncontrolling interests	253,342	252,013
Noncontrolling interests	43,417	37,786

Index

Six months ended
April 30, 2024
Net sales	$1,519,035
Gross profit	574,891
Operating income	325,100
Net income from consolidated operations	234,932
Net income attributable to HEICO	219,165

Six months ended
April 30, 2024
Intercompany net sales	$1,249
Intercompany management fee	1,290
Intercompany interest income	4,329
Intercompany dividends	21,945

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

•Cyber security events or other disruptions of our information technology systems could adversely affect our business; and

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

For further information on these and other factors that potentially could materially affect our financial results, see Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended October 31, 2023. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required by applicable law.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

Index

PART II. OTHER INFORMATION
Item 5.    Other Events.

None of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the second quarter ended April 30, 2024.

Item 6.    EXHIBITS

Exhibit	Description

10.1	HEICO Savings and Investment Plan, as amended and restated effective as of January 1, 2024. *

22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities, is incorporated by reference to Exhibit 22.1 to the Form 10-K for the year ended October 31, 2023. ***

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *

32.1	Section 1350 Certification of Chief Executive Officer. **

32.2	Section 1350 Certification of Chief Financial Officer. **

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). *

*    Filed herewith.
**    Furnished herewith.
***    Previously filed.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEICO CORPORATION

Date:	May 30, 2024	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)