Form 10-Q
period 2024-07-31
HEICO CORP
filed 2024-08-28
CIK 46619

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of August 26, 2024 is as follows:

Common Stock, $.01 par value	54,841,673	shares
Class A Common Stock, $.01 par value	83,756,208	shares

Index
HEICO CORPORATION

Index
PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	July 31, 2024	October 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$202,940	$171,048
Accounts receivable, net	525,750	509,075
Contract assets	104,412	111,702
Inventories, net	1,124,765	1,013,680
Prepaid expenses and other current assets	69,068	49,837
Total current assets	2,026,935	1,855,342

Property, plant and equipment, net	330,254	321,848
Goodwill	3,291,962	3,274,327
Intangible assets, net	1,299,870	1,357,281
Other assets	473,415	386,265
Total assets	$7,422,436	$7,195,063

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$4,208	$17,801
Trade accounts payable	207,463	205,893
Accrued expenses and other current liabilities	399,485	433,101
Income taxes payable	3,549	8,547
Total current liabilities	614,705	665,342

Long-term debt, net of current maturities	2,254,889	2,460,277
Deferred income taxes	117,033	131,846
Other long-term liabilities	509,632	379,640
Total liabilities	3,496,259	3,637,105

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 3)	329,271	364,807

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 shares authorized; 54,835 and 54,721 shares issued and outstanding	548	547
Class A Common Stock, $.01 par value per share; 150,000 shares authorized; 83,748 and 83,507 shares issued and outstanding	837	835
Capital in excess of par value	613,682	578,809
Deferred compensation obligation	6,318	6,318
HEICO stock held by irrevocable trust	(6,318)	(6,318)
Accumulated other comprehensive loss	(28,945)	(40,180)
Retained earnings	2,953,854	2,605,984
Total HEICO shareholders’ equity	3,539,976	3,145,995
Noncontrolling interests	56,930	47,156
Total shareholders’ equity	3,596,906	3,193,151
Total liabilities and equity	$7,422,436	$7,195,063
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Nine months ended July 31,		Three months ended July 31,
	2024	2023	2024	2023

Net sales	$2,844,004	$2,031,658	$992,246	$722,902

Operating costs and expenses:
Cost of sales	1,736,170	1,242,613	602,976	444,168
Selling, general and administrative expenses	502,025	353,154	172,824	129,367

Total operating costs and expenses	2,238,195	1,595,767	775,800	573,535

Operating income	605,809	435,891	216,446	149,367

Interest expense	(113,907)	(29,561)	(36,788)	(12,120)
Other income	1,798	1,888	659	906

Income before income taxes and noncontrolling interests	493,700	408,218	180,317	138,153

Income tax expense	85,500	77,400	32,500	25,400

Net income from consolidated operations	408,200	330,818	147,817	112,753

Less: Net income attributable to noncontrolling interests	33,779	30,648	11,240	10,730

Net income attributable to HEICO	$374,421	$300,170	$136,577	$102,023

Net income per share attributable to HEICO shareholders:
Basic	$2.71	$2.19	$.99	$.74
Diluted	$2.67	$2.17	$.97	$.74

Weighted average number of common shares outstanding:
Basic	138,389	136,859	138,516	137,006
Diluted	140,086	138,616	140,305	138,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Nine months ended July 31,		Three months ended July 31,
	2024	2023	2024	2023

Net income from consolidated operations	$408,200	$330,818	$147,817	$112,753
Other comprehensive income:
Foreign currency translation adjustments	11,572	31,264	6,954	885
Amortization of unrealized loss on defined benefit pension plan, net of tax	39	43	13	15
Total other comprehensive income	11,611	31,307	6,967	900
Comprehensive income from consolidated operations	419,811	362,125	154,784	113,653
Net income attributable to noncontrolling interests	33,779	30,648	11,240	10,730
Foreign currency translation adjustments attributable to noncontrolling interests	376	1,465	235	(69)
Comprehensive income attributable to noncontrolling interests	34,155	32,113	11,475	10,661
Comprehensive income attributable to HEICO	$385,656	$330,012	$143,309	$102,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Nine Months Ended July 31, 2024 and 2023
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2023	$364,807	$547	$835	$578,809	$6,318	($6,318)	($40,180)	$2,605,984	$47,156	$3,193,151
Comprehensive income	23,725	—	—	—	—	—	11,235	374,421	10,430	396,086
Cash dividends ($.21 per share)	—	—	—	—	—	—	—	(29,069)	—	(29,069)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	11,613	—	—	—	—	—	11,613
Share-based compensation expense	—	—	—	14,088	—	—	—	—	—	14,088
Proceeds from stock option exercises	—	1	2	6,384	—	—	—	—	—	6,387
Redemptions of common stock related to stock option exercises	—	—	—	(4,836)	—	—	—	—	—	(4,836)
Acquisitions of noncontrolling interests	(26,567)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(22,699)	—	—	—	—	—	—	—	(656)	(656)
Adjustments to redemption amount of redeemable noncontrolling interests	(2,082)	—	—	—	—	—	—	2,082	—	2,082
Other	(7,913)	—	—	7,624	—	—	—	436	—	8,060
Balances as of July 31, 2024	$329,271	$548	$837	$613,682	$6,318	($6,318)	($28,945)	$2,953,854	$56,930	$3,596,906

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2022	$327,601	$545	$821	$397,337	$5,297	($5,297)	($46,499)	$2,253,932	$42,170	$2,648,306
Comprehensive income	22,745	—	—	—	—	—	29,842	300,170	9,368	339,380
Cash dividends ($.20 per share)	—	—	—	—	—	—	—	(27,370)	—	(27,370)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	9,222	—	—	—	—	—	9,222
Share-based compensation expense	—	—	—	10,412	—	—	—	—	—	10,412
Proceeds from stock option exercises	—	2	2	5,480	—	—	—	—	—	5,484
Redemptions of common stock related to stock option exercises	—	—	—	(14,847)	—	—	—	—	—	(14,847)
Noncontrolling interests assumed related to acquisitions	12,137	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(23,226)	—	—	—	—	—	—	—	(6,708)	(6,708)
Acquisitions of noncontrolling interests	(1,059)	—	—	(1,674)	—	—	—	—	—	(1,674)
Adjustments to redemption amount of redeemable noncontrolling interests	3,334	—	—	—	—	—	—	(3,334)	—	(3,334)
Deferred compensation obligation	—	—	—	—	1,021	(1,021)	—	—	—	—
Other	2,351	—	—	512	—	—	—	(186)	(1)	325
Balances as of July 31, 2023	$343,883	$547	$823	$406,442	$6,318	($6,318)	($16,657)	$2,523,212	$44,829	$2,959,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Three Months Ended July 31, 2024 and 2023
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of April 30, 2024	$368,369	$548	$836	$598,699	$6,318	($6,318)	($35,677)	$2,825,021	$53,379	$3,442,806
Comprehensive income	7,726	—	—	—	—	—	6,732	136,577	3,749	147,058
Cash dividends ($.11 per share)	—	—	—	—	—	—	—	(15,238)	—	(15,238)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	2,313	—	—	—	—	—	2,313
Share-based compensation expense	—	—	—	4,625	—	—	—	—	—	4,625
Proceeds from stock option exercises	—	—	1	2,235	—	—	—	—	—	2,236
Redemptions of common stock related to stock option exercises	—	—	—	(2,484)	—	—	—	—	—	(2,484)
Acquisitions of noncontrolling interests	(23,402)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(7,732)	—	—	—	—	—	—	—	(198)	(198)
Adjustments to redemption amount of redeemable noncontrolling interests	(6,690)	—	—	—	—	—	—	6,690	—	6,690
Other	(9,000)	—	—	8,294	—	—	—	804	—	9,098
Balances as of July 31, 2024	$329,271	$548	$837	$613,682	$6,318	($6,318)	($28,945)	$2,953,854	$56,930	$3,596,906

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of April 30, 2023	$345,833	$547	$823	$398,991	$6,171	($6,171)	($17,626)	$2,435,155	$41,777	$2,859,667
Comprehensive income	7,389	—	—	—	—	—	969	102,023	3,272	106,264
Cash dividends ($.10 per share)	—	—	—	—	—	—	—	(13,702)	—	(13,702)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	1,462	—	—	—	—	—	1,462
Share-based compensation expense	—	—	—	4,357	—	—	—	—	—	4,357
Proceeds from stock option exercises	—	—	—	1,410	—	—	—	—	—	1,410
Redemptions of common stock related to stock option exercises	—	—	—	(36)	—	—	—	—	—	(36)
Noncontrolling interests assumed related to acquisitions	(2,505)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(7,065)	—	—	—	—	—	—	—	(219)	(219)
Adjustments to redemption amount of redeemable noncontrolling interests	231	—	—	—	—	—	—	(231)	—	(231)
Deferred compensation obligation	—	—	—	—	147	(147)	—	—	—	—
Other	—	—	—	258	—	—	—	(33)	(1)	224
Balances as of July 31, 2023	$343,883	$547	$823	$406,442	$6,318	($6,318)	($16,657)	$2,523,212	$44,829	$2,959,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Nine months ended July 31,
	2024	2023
Operating Activities:
Net income from consolidated operations	$408,200	$330,818
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	130,646	86,315
Share-based compensation expense	14,088	10,412
Employer contributions to HEICO Savings and Investment Plan	13,677	10,647
Impairment of intangible assets	6,000	—
Deferred income tax benefit	(15,227)	(22,974)
(Decrease) increase in accrued contingent consideration, net	(10,892)	1,218
Payment of contingent consideration	(6,203)	(6,299)
Amendment and termination of contingent consideration agreement	—	(9,057)
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(15,334)	(15,615)
Decrease (increase) in contract assets	9,009	(7,863)
Increase in inventories	(102,183)	(86,681)
(Increase) decrease in prepaid expenses and other current assets	(14,821)	1,302
Increase (decrease) in trade accounts payable	995	(1,685)
(Decrease) increase in accrued expenses and other current liabilities	(1,113)	12,164
Decrease in income taxes payable	(9,534)	(4,967)
Net changes in other long-term liabilities and assets related to HEICO Leadership Compensation Plan	19,550	11,734
Other	39,889	(9,112)
Net cash provided by operating activities	466,747	300,357

Investing Activities:
Acquisitions, net of cash acquired	(55,208)	(526,702)
Capital expenditures	(42,175)	(34,176)
Investments related to HEICO Leadership Compensation Plan	(16,510)	(14,000)
Other	1,743	689
Net cash used in investing activities	(112,150)	(574,189)

Financing Activities:
Payments on revolving credit facility	(255,000)	(839,000)
Proceeds from issuance of senior unsecured notes	—	1,189,452
Borrowings on revolving credit facility	50,000	564,000
Cash dividends paid	(29,069)	(27,370)
Acquisitions of noncontrolling interests	(26,567)	(2,733)
Payment of contingent consideration	(24,797)	(12,610)
Distributions to noncontrolling interests	(23,302)	(29,934)
Payments on short-term debt, net	(13,924)	(404)
Redemptions of common stock related to stock option exercises	(4,836)	(14,847)
Debt issuance costs	—	(9,055)
Proceeds from stock option exercises	6,387	5,484
Other	(2,939)	1,098
Net cash (used in) provided by financing activities	(324,047)	824,081

Effect of exchange rate changes on cash	1,342	4,510

Net increase in cash and cash equivalents	31,892	554,759
Cash and cash equivalents at beginning of year	171,048	139,504
Cash and cash equivalents at end of period	$202,940	$694,263
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2023. The October 31, 2023 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the nine months ended July 31, 2024 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

2.     ACQUISITIONS

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

In May 2024, the Company, through the same subsidiary of HFSC that completed the above referenced acquisition in December 2023, completed a second arrangement with Honeywell International under which it acquired licenses and certain assets to further enhance the manufacturing of new products, including screens for a military variant of the Boeing 737NG/777 Cockpit Display and Legacy Displays product lines. The purchase price was paid in cash using cash provided by operating activities and is not material or significant to the Company's condensed consolidated financial statements.

The allocation of the total consideration for the fiscal 2024 acquisitions to the tangible and identifiable intangible assets acquired is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's consolidated financial statements. The operating results of the fiscal 2024 acquisitions were included in the Company’s results of operations as of each effective acquisition date. The amount of net sales and earnings of the fiscal 2024 acquisitions included in the Condensed Consolidated Statements of Operations for the nine and three months ended July 31, 2024, is not material. Had the fiscal 2024 acquisitions occurred as of November 1, 2022, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO

Index

shareholders on a pro forma basis for the nine and three months ended July 31, 2024, and 2023 would not have been materially different from the reported amounts.

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	July 31, 2024	October 31, 2023
Accounts receivable	$537,690	$521,696
Less: Allowance for doubtful accounts	(11,940)	(12,621)
Accounts receivable, net	$525,750	$509,075

Inventories

(in thousands)	July 31, 2024	October 31, 2023
Finished products	$666,436	$622,395
Work in process	95,866	79,789
Materials, parts, assemblies and supplies	362,463	311,496
Inventories, net of valuation reserves	$1,124,765	$1,013,680

Property, Plant and Equipment

(in thousands)	July 31, 2024	October 31, 2023
Land	$19,883	$19,706
Buildings and improvements	211,443	202,499
Machinery, equipment and tooling	410,971	386,602
Construction in progress	32,677	25,867
	674,974	634,674
Less: Accumulated depreciation and amortization	(344,720)	(312,826)
Property, plant and equipment, net	$330,254	$321,848

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $25.9 million as of July 31, 2024 and $24.5 million as of October 31, 2023. The total customer rebates and credits deducted within net sales for the nine months ended July 31, 2024 and 2023 was $8.5 million and $6.1 million, respectively. The total customer rebates and credits deducted within net sales for the three months ended July 31, 2024 and 2023 was $2.7 million and $1.9 million, respectively.

Index

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the nine and three months ended July 31, 2024 and 2023 is as follows (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2024	2023	2024	2023
R&D expenses	$82,810	$68,499	$29,779	$25,365

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

	July 31, 2024	October 31, 2023
Redeemable at fair value	$291,213	$308,472
Redeemable based on a multiple of future earnings	38,058	56,335
Redeemable noncontrolling interests	$329,271	$364,807

During fiscal 2022, the holder of a 19.9% noncontrolling equity interest in a subsidiary of the FSG that was acquired in fiscal 2017 exercised their option to cause the Company to purchase one-half of the noncontrolling interest in fiscal 2022 and the remaining one-half in fiscal 2024. Accordingly, the Company acquired the remaining 9.95% equity interest in May 2024.

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

Index

Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss for the nine months ended July 31, 2024 are as follows (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balances as of October 31, 2023	($39,165)	($1,015)	($40,180)
Unrealized gain	11,196	—	11,196
Amortization of unrealized loss	—	39	39
Balances as of July 31, 2024	($27,969)	($976)	($28,945)

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill by operating segment for the nine months ended July 31, 2024 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2023	$1,824,305	$1,450,022	$3,274,327
Goodwill acquired	12,158	—	12,158
Foreign currency translation adjustments	950	4,963	5,913
Adjustments to goodwill	(1,249)	813	(436)
Balances as of July 31, 2024	$1,836,164	$1,455,798	$3,291,962

The goodwill acquired pertains to the fiscal 2024 acquisitions described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired. The Company estimates that $11 million of the goodwill acquired in fiscal 2024 will be deductible for income tax purposes. Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Condensed Consolidated Statements of Comprehensive Income. The adjustments to goodwill represent immaterial measurement period adjustments to the allocation of the purchase consideration of certain fiscal 2023 acquisitions.

Index

Identifiable intangible assets consist of the following (in thousands):

	As of July 31, 2024			As of October 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$989,714	($294,271)	$695,443	$967,090	($227,089)	$740,001
Intellectual property	448,196	(128,504)	319,692	448,336	(121,503)	326,833
Other	8,639	(7,678)	961	8,685	(7,404)	1,281
	1,446,549	(430,453)	1,016,096	1,424,111	(355,996)	1,068,115
Non-Amortizing Assets:
Trade names	283,774	—	283,774	289,166	—	289,166
	$1,730,323	($430,453)	$1,299,870	$1,713,277	($355,996)	$1,357,281
During the third quarter of fiscal 2024, the Company recognized an impairment loss of $6.0 million from the write-down of a trade name of a subsidiary within the ETG due to a reduction in the expected future cash flows associated with such intangible asset. The impairment loss was recorded as a component of selling, general and administrative ("SG&A") expenses in the Company's Condensed Consolidated Statement of Operations. See Note 8, Fair Value Measurements, for additional information regarding the Company’s impairment loss.

Amortization expense related to intangible assets for the nine months ended July 31, 2024 and 2023 was $91.5 million and $55.5 million, respectively. Amortization expense related to intangible assets for the three months ended July 31, 2024 and 2023 was $30.7 million and $18.6 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2024 is estimated to be $30.3 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $117.3 million in fiscal 2025, $111.5 million in fiscal 2026, $106.8 million in fiscal 2027, $100.8 million in fiscal 2028, $95.4 million in fiscal 2029, and $454.0 million thereafter.

Index

5.     SHORT-TERM AND LONG-TERM DEBT

A subsidiary of the Company acquired in the first quarter of fiscal 2023 ended its short-term borrowing arrangement in the first quarter of fiscal 2024 during which it made net payments of $13.9 million.

Long-term debt consists of the following (in thousands):

	July 31, 2024	October 31, 2023
Borrowings under revolving credit facility	$1,045,000	$1,250,000
2028 senior unsecured notes	600,000	600,000
2033 senior unsecured notes	600,000	600,000
Finance leases and notes payable	26,298	28,024
Less: Debt discount and debt issuance costs	(12,201)	(13,478)
	2,259,097	2,464,546
Less: Current maturities of long-term debt	(4,208)	(4,269)
	$2,254,889	$2,460,277

Revolving Credit Facility
The Company's borrowings under its revolving credit facility mature in fiscal 2028. As of July 31, 2024 and October 31 2023, the weighted average interest rate on borrowings under the Company's revolving credit facility ("Credit Facility") was 6.9% and 6.7%, respectively. The Credit Facility contains both financial and non-financial covenants. As of July 31, 2024, the Company was in compliance with all such covenants.

Senior Unsecured Notes

The Company's senior unsecured notes consist of $600 million principal amount of 5.25% Senior Notes due August 1, 2028 (the "2028 Notes") and $600 million principal amount of 5.35% Senior Notes due August 1, 2033 (the "2033 Notes" and, collectively with the 2028 Notes, the "Notes"). Interest on the Notes is payable semi-annually in arrears on February 1 and August 1 of each year, and commenced on February 1, 2024. The 2028 Notes and 2033 Notes each have an effective interest rate of 5.5%. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company's existing and future subsidiaries that guarantee the Company's obligations under the Credit Facility (the "Guarantor Group"). As of July 31, 2024, the Company was in compliance with all covenants related to the Notes.

The following table sets forth the carrying value and estimated fair value of the Company’s Notes, which are classified as Level 1 financial instruments in the fair value hierarchy (in thousands). The Company estimated the fair value of the Notes by taking the weighted average of market quotes for the exact security that was actively traded on July 31, 2024 and October 31, 2023.

Index

	July 31, 2024		October 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Notes	$594,982	$609,360	$594,158	$579,762
2033 Notes	592,817	607,248	592,364	552,594
Total	$1,187,799	$1,216,608	$1,186,522	$1,132,356

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

Changes in the Company’s contract assets and liabilities for the nine months ended July 31, 2024 are as follows (in thousands):

	July 31, 2024	October 31, 2023	Change
Contract assets, current	$104,412	$111,702	($7,290)

Contract liabilities, current	69,727	87,556	(17,829)
Contract liabilities, long-term	54,953	—	54,953
Total contract liabilities	124,680	87,556	37,124

Net contract (liabilities) assets	($20,268)	$24,146	($44,414)

The decrease in the Company's contract assets during the first nine months of fiscal 2024 principally reflects billings on certain customer contracts in excess of amounts recorded as unbilled receivables on certain other customer contracts using an over-time revenue recognition model, mainly at the ETG.

The increase in the Company's total contract liabilities during the first nine months of fiscal 2024 principally reflects the receipt of advance deposits on certain customer contracts, mainly at the FSG.

The amount of revenue that the Company recognized during the nine and three months ended July 31, 2024 that was included in contract liabilities as of the beginning of fiscal 2024 was $51.3 million and $8.4 million, respectively.

Index

Remaining Performance Obligations

Backlog, which the Company believes to be the equivalent of its remaining performance obligations, represents contractually committed or firm customer orders. As of July 31, 2024, the Company had $1,862.7 million of remaining performance obligations associated with firm contracts pertaining to the majority of the products offered by the FSG and ETG. The Company will recognize net sales as these obligations are satisfied. The Company expects to recognize $542.8 million of this amount during the remainder of fiscal 2024 and $1,319.9 million thereafter, of which a little more than half is expected to occur in fiscal 2025.

Disaggregation of Revenue

    The following table summarizes the Company’s net sales by product line for each operating segment (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2024	2023	2024	2023
Flight Support Group:
Aftermarket replacement parts (1)	$1,231,578	$665,936	$432,699	$238,950
Repair and overhaul parts and services (2)	433,658	229,925	149,895	80,924
Specialty products (3)	282,338	272,659	99,032	85,166
Total net sales	1,947,574	1,168,520	681,626	405,040

Electronic Technologies Group:
Electronic component parts primarily for defense, space and aerospace equipment (4)	732,378	644,239	257,974	248,919
Electronic component parts for equipment in various other industries (5)	195,015	238,446	64,155	76,948
Total net sales	927,393	882,685	322,129	325,867

Intersegment sales	(30,963)	(19,547)	(11,509)	(8,005)

Total consolidated net sales	$2,844,004	$2,031,658	$992,246	$722,902

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

Index

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

    The following table summarizes the Company’s net sales by industry for each operating segment (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2024	2023	2024	2023
Flight Support Group:
Aerospace	$1,439,507	$811,962	$499,917	$288,069
Defense and Space	449,838	295,686	161,160	98,777
Other (1)	58,229	60,872	20,549	18,194
Total net sales	1,947,574	1,168,520	681,626	405,040

Electronic Technologies Group:
Defense and Space	470,427	413,761	169,670	153,190
Other (2)	295,089	335,786	94,647	119,992
Aerospace	161,877	133,138	57,812	52,685
Total net sales	927,393	882,685	322,129	325,867

Intersegment sales	(30,963)	(19,547)	(11,509)	(8,005)

Total consolidated net sales	$2,844,004	$2,031,658	$992,246	$722,902

(1)    Principally industrial products.
(2)    Principally other electronics and medical products.

7.     INCOME TAXES

The Company's effective tax rate decreased to 17.3% in the first nine months of fiscal 2024, down from 19.0% in the first nine months of fiscal 2023. The decrease in the Company's effective tax rate principally reflects a larger tax benefit from stock option exercises recognized in the first quarter of fiscal 2024. The Company recognized a discrete tax benefit from stock

Index

option exercises in both the first quarter of fiscal 2024 and 2023 of $13.6 million and $6.2 million, respectively. Additionally, the decrease in the Company's effective tax rate reflects the prior year unfavorable impact of the portion of acquisition expenses that was not deductible for income tax purposes.

The Company's effective tax rate decreased to 18.0% in the third quarter of fiscal 2024, down from 18.4% in the third quarter of fiscal 2023. The decrease in the Company's effective tax rate principally reflects the prior year unfavorable impact of the portion of acquisition expenses that was not deductible for income tax purposes.

8.    FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of July 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$302,432	$—	$302,432
Money market fund	6,771	—	—	6,771
Total assets	$6,771	$302,432	$—	$309,203

Liabilities:
Contingent consideration	$—	$—	$29,253	$29,253

	As of October 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$227,710	$—	$227,710
Money market fund	5,829	—	—	5,829
Total assets	$5,829	$227,710	$—	$233,539

Liabilities:
Contingent consideration	$—	$—	$71,136	$71,136

The Company maintains the HEICO Corporation Leadership Compensation Plan (the "LCP"), which is a non-qualified deferred compensation plan. The assets of the LCP principally

Index

represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company, and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent an investment in a money market fund that is classified within Level 1. The assets of the LCP are held within an irrevocable trust and classified within other assets in the Company’s Condensed Consolidated Balance Sheets. The related liabilities of the LCP are included within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $307.4 million as of July 31, 2024 and $226.2 million as of October 31, 2023.

In connection with a fiscal 2023 acquisition that is part of the FSG, the Company assumed an agreement which may have obligated it to pay contingent consideration of $17.5 million if certain operating entities of the acquired company met a calendar year 2023 earnings objective and obtained a certain level of new orders with deliveries scheduled in calendar year 2024, of which both targets were tied to a specific customer contract. Both requirements were met as of October 31, 2023. However, payment of the earnout was also predicated on no indication of a significant change with respect to the underlying customer agreement. In the second quarter of fiscal 2024, the customer notified the Company that it intends to reduce its future orders. As a result, the parties to this agreement agreed to settle on a specific contingent consideration amount of $11.0 million. Accordingly, the $17.3 million estimated fair value of the contingent consideration as of October 31, 2023 was reduced to $11.0 million as of April 30, 2024 and paid in the third quarter of fiscal 2024.

As part of the agreement to acquire 80.36% of the stock of a subsidiary by the ETG in fiscal 2022, the Company may be obligated to pay contingent consideration of up to $12.1 million in fiscal 2027 based on the earnings of the acquired entity during fiscal years 2025 and 2026 provided the entity meets a certain earnings objective during each of fiscal years 2024 to 2026. Based on the fiscal 2024 forecasted earnings of the acquired entity, the Company does not expect that the required earnings objective will be met. Accordingly, the $5.5 million estimated fair value of the contingent consideration as of October 31, 2023 was reversed in the third quarter of fiscal 2024.

As part of the agreement to acquire 96% of the stock of a subsidiary by the FSG in fiscal 2022, the Company may be obligated to pay contingent consideration of up to $27.4 million in fiscal 2027 based on the earnings of the acquired entity during fiscal years 2025 and 2026 provided the entity meets certain earnings objectives during each of fiscal years 2022 to 2024. As of July 31, 2024, the estimated fair value of the contingent consideration was $21.1 million.

As part of the agreement to acquire 74% of the membership interests of a subsidiary by the FSG in fiscal 2022, the Company would be obligated to pay contingent consideration of $14.1 million in fiscal 2027 only if the acquired entity met a certain earnings objective during the five-year period following the acquisition. Based on the actual earnings of the acquired entity subsequent to the acquisition and forecasted earnings over the remainder of the earnout period, the Company does not expect that the required earnings objective will be met. Accordingly, as

Index

of July 31, 2024 and October 31, 2023, the Company did not accrue any contingent consideration for this agreement.

As part of the agreement to acquire 89.99% of the equity interests of a subsidiary by the ETG in fiscal 2020, the Company may be obligated to pay contingent consideration of up to CAD $13.5 million, or $9.8 million, in fiscal 2025 should the acquired entity meet certain earnings objectives during fiscal 2023 and 2024. As of July 31, 2024, the estimated fair value of the contingent consideration was CAD $11.2 million, or $8.1 million.

As part of the agreement to acquire a subsidiary by the ETG in fiscal 2017, the Company paid contingent consideration of $20.0 million in December 2023 as the acquired entity met a certain earnings objective during the first six years following the acquisition.

The following unobservable inputs were used to derive the estimated fair value of the Company's Level 3 contingent consideration liabilities as of July 31, 2024:

Acquisition	Fair Value	Unobservable		Weighted
Date	(in thousands)	Input	Range	Average (1)
7-18-2022	$21,134	Compound annual revenue growth rate	1% - 11%	6%
		Discount rate	8.7% - 8.7%	8.7%

8-18-2020	8,119	Compound annual revenue growth rate	11% - 13%	12%
		Discount rate	9.8% - 9.8%	9.8%

(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

Changes in the Company’s contingent consideration liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the nine months ended July 31, 2024 are as follows (in thousands):

Index

Liabilities
Balance as of October 31, 2023	$71,136
Payment of contingent consideration	(31,000)
Decrease in accrued contingent consideration, net	(10,892)
Foreign currency transaction adjustments	9
$29,253

Included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$8,119
Other long-term liabilities	21,134
$29,253

The Company records changes in accrued contingent consideration and foreign currency transaction adjustments within SG&A expenses in its Condensed Consolidated Statements of Operations.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of July 31, 2024 due to the relatively short maturity of the respective instruments. The carrying amount of borrowings under the Company's credit facility approximates fair value due to its variable interest rate. See Note 5, Short-Term and Long-Term Debt, for the estimated fair value of the Company’s senior unsecured notes.

During the third quarter of fiscal 2024, a non-amortizing trade name within the ETG was measured at fair value on a nonrecurring basis, resulting in the recognition of an impairment loss of $6.0 million (see Note 4, Goodwill and Other Intangible Assets). The fair value of this nonfinancial asset as of July 31, 2024, which is classified within Level 3, and the related impairment loss recognized in the third quarter of fiscal 2024 are as follows (in thousands):

	Carrying Amount	Impairment Loss	Fair Value (Level 3)
Asset:
Trade name	$7,800	($6,000)	$1,800

The fair value of the trade name was determined using the relief from royalty method, which is an income approach. This method involves applying an asset-specific discount rate to a forecast of cash flows specific to the asset. The following unobservable inputs were used to derive the estimated fair value of the Level 3 trade name as of July 31, 2024:

Unobservable Input	Rate
Discount rate	15.0%
Royalty rate	1.0%

Index

9.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Nine months ended July 31,		Three months ended July 31,
	2024	2023	2024	2023
Numerator:
Net income attributable to HEICO	$374,421	$300,170	$136,577	$102,023

Denominator:
Weighted average common shares outstanding - basic	138,389	136,859	138,516	137,006
Effect of dilutive stock options	1,697	1,757	1,789	1,662
Weighted average common shares outstanding - diluted	140,086	138,616	140,305	138,668

Net income per share attributable to HEICO shareholders:
Basic	$2.71	$2.19	$.99	$.74
Diluted	$2.67	$2.17	$.97	$.74

Anti-dilutive stock options excluded	925	1,138	345	1,323

Index

10.    OPERATING SEGMENTS

Information on the Company’s two operating segments, the FSG and the ETG, for the nine and three months ended July 31, 2024 and 2023, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	Segment
	FSG	ETG
Nine months ended July 31, 2024:
Net sales	$1,947,574	$927,393	($30,963)	$2,844,004
Depreciation	18,612	16,706	921	36,239
Amortization	54,926	38,304	1,177	94,407
Operating income	438,561	206,379	(39,131)	605,809
Capital expenditures	20,639	20,869	667	42,175

Nine months ended July 31, 2023:
Net sales	$1,168,520	$882,685	($19,547)	$2,031,658
Depreciation	12,293	14,856	800	27,949
Amortization	19,360	37,886	1,120	58,366
Operating income	272,693	198,673	(35,475)	435,891
Capital expenditures	15,434	18,575	167	34,176

Three months ended July 31, 2024:
Net sales	$681,626	$322,129	($11,509)	$992,246
Depreciation	6,683	5,645	312	12,640
Amortization	18,622	12,655	393	31,670
Operating income	153,594	75,788	(12,936)	216,446
Capital expenditures	7,925	7,841	84	15,850

Three months ended July 31, 2023:
Net sales	$405,040	$325,867	($8,005)	$722,902
Depreciation	4,141	5,395	265	9,801
Amortization	6,074	13,084	572	19,730
Operating income	89,172	74,157	(13,962)	149,367
Capital expenditures	4,791	7,517	(53)	12,255

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Index

Total assets by operating segment are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of July 31, 2024	$4,156,135	$2,879,510	$386,791	$7,422,436
Total assets as of October 31, 2023	4,006,748	2,915,300	273,015	7,195,063

11.     COMMITMENTS AND CONTINGENCIES

Guarantees

As of July 31, 2024, the Company has arranged for standby letters of credit aggregating $9.9 million, which are supported by its revolving credit facility and principally pertain to performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries as well as payment guarantees related to potential workers' compensation claims.

Product Warranty

Changes in the Company’s product warranty liability for the nine months ended July 31, 2024 and 2023, respectively, are as follows (in thousands):

	Nine months ended July 31,
	2024	2023
Balances as of beginning of fiscal year	$3,847	$3,296
Accruals for warranties	2,244	1,812
Acquired warranty liabilities	245	(85)
Warranty claims settled	(2,119)	(1,699)
Balances as of July 31	$4,217	$3,324

Litigation

The Company is involved in various legal actions arising in the normal course of business. Based upon the Company’s and its legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Index

12.     SUBSEQUENT EVENT

In August 2024, the Company, through a subsidiary of HFSC, acquired the Aerial Delivery and Descent Devices divisions of Capewell Aerial Systems ("Capewell"). Capewell designs, manufactures and distributes emergency descent devices ("EDDs"), personnel and cargo parachute products, heavy airdrop platforms, and other highly-engineered products. Capewell is a critical supplier to OEMs, end-users, and distributors. The purchase price of this acquisition was paid in cash, principally using proceeds from the Company's revolving credit facility, and is not material or significant to the Company's condensed consolidated financial statements.

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

Our critical accounting estimates, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended October 31, 2023. Based on our recent assessment, we no longer deem revenue recognition to be a critical accounting estimate. Historically, the majority of our revenue was recognized at a point-in-time and involved minimal estimates to determine when control had transferred. We now recognize an even greater portion of our revenue at a point-in-time as a result of the acquisitions of Wencor Group and Exxelia International SAS in fiscal 2023. Additionally, we do not believe that the factors involving estimation uncertainty that are used when we recognize revenue using an over-time recognition model for certain contracts are reasonably likely to have a material impact on our financial position or results of operations. Other than the removal of revenue recognition, there have been no material changes to our critical accounting estimates during the nine months ended July 31, 2024.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Our results of operations for the nine and three months ended July 31, 2024 have been affected by the fiscal 2023 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2023 and the fiscal 2024 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to the Condensed Consolidated Financial Statements of this quarterly report.

Index

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2024	2023	2024	2023
Net sales	$2,844,004	$2,031,658	$992,246	$722,902
Cost of sales	1,736,170	1,242,613	602,976	444,168
Selling, general and administrative expenses	502,025	353,154	172,824	129,367
Total operating costs and expenses	2,238,195	1,595,767	775,800	573,535
Operating income	$605,809	$435,891	$216,446	$149,367

Net sales by segment:
Flight Support Group	$1,947,574	$1,168,520	$681,626	$405,040
Electronic Technologies Group	927,393	882,685	322,129	325,867
Intersegment sales	(30,963)	(19,547)	(11,509)	(8,005)
	$2,844,004	$2,031,658	$992,246	$722,902

Operating income by segment:
Flight Support Group	$438,561	$272,693	$153,594	$89,172
Electronic Technologies Group	206,379	198,673	75,788	74,157
Other, primarily corporate	(39,131)	(35,475)	(12,936)	(13,962)
	$605,809	$435,891	$216,446	$149,367

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	39.0%	38.8%	39.2%	38.6%
Selling, general and administrative expenses	17.7%	17.4%	17.4%	17.9%
Operating income	21.3%	21.5%	21.8%	20.7%
Interest expense	(4.0%)	(1.5%)	(3.7%)	(1.7%)
Other income	.1%	.1%	.1%	.1%
Income tax expense	3.0%	3.8%	3.3%	3.5%
Net income attributable to noncontrolling interests	1.2%	1.5%	1.1%	1.5%
Net income attributable to HEICO	13.2%	14.8%	13.8%	14.1%

Index

Comparison of First Nine Months of Fiscal 2024 to First Nine Months of Fiscal 2023

Net Sales

Our consolidated net sales in the first nine months of fiscal 2024 increased by 40% to a record $2,844.0 million, up from net sales of $2,031.7 million in the first nine months of fiscal 2023. The increase in consolidated net sales principally reflects an increase of $779.1 million (a 67% increase) to a record $1,947.6 million in net sales of the FSG and an increase of $44.7 million (a 5% increase) to a record $927.4 million in net sales of the ETG. The net sales increase in the FSG reflects $625.5 million contributed by fiscal 2023 and 2024 acquisitions as well as strong organic growth of 13%. The FSG's organic net sales growth reflects increased demand within its aftermarket replacement parts, repair and overhaul parts and services, and specialty products product lines resulting in net sales increases of $124.7 million, $19.1 million and $9.7 million, respectively. The net sales increase in the ETG includes $39.4 million contributed by a fiscal 2023 acquisition, partially offset by a 1% organic net sales decline. The ETG's organic net sales decline is mainly attributable to decreased demand for its other electronics and medical products resulting in net sales decreases of $42.5 million and $14.2 million, respectively, partially offset by increased demand for its defense and aerospace products resulting in net sales increases of $38.8 million and $13.0 million, respectively. Although sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the first nine months of fiscal 2024, continued cost inflation may lead to higher sales prices during the remainder of fiscal 2024.

Gross Profit and Operating Expenses

Our consolidated gross profit margin improved to 39.0% in the first nine months of fiscal 2024, up from 38.8% in the first nine months of fiscal 2023, principally reflecting increases of 1.0% and .4% in the ETG's and FSG's gross profit margin, respectively. The increase in the ETG's gross profit margin principally reflects the previously mentioned higher net sales of defense and aerospace products, partially offset by the previously mentioned decrease in net sales of other electronics and medical products. The increase in the FSG's gross profit margin principally reflects the previously mentioned higher net sales within our aftermarket replacement parts and repair and overhaul parts and services product lines. Total new product research and development expenses included within our consolidated cost of sales were $82.8 million in the first nine months of fiscal 2024, up from $68.5 million in the first nine months of fiscal 2023.

Our consolidated selling, general and administrative ("SG&A") expenses were $502.0 million in the first nine months of fiscal 2024, as compared to $353.2 million in the first nine months of fiscal 2023. The increase in consolidated SG&A expenses principally reflects $114.5 million attributable to our fiscal 2023 and 2024 acquisitions, inclusive of $31.5 million of intangible asset amortization expense. Additionally, the increase in consolidated SG&A expenses includes costs incurred to support the previously mentioned net sales growth resulting in increases of $25.9 million and $7.4 million in other general and administrative expenses and other selling expenses, respectively, and a $9.1 million prior year impact from the amendment

Index

and termination of a contingent consideration agreement pertaining to a fiscal 2021 acquisition, partially offset by an $8.1 million decrease in acquisition costs.

Our consolidated SG&A expenses as a percentage of net sales were 17.7% in the first nine months of fiscal 2024, as compared to 17.4% in the first nine months of fiscal 2023. The increase in consolidated SG&A expenses as a percentage of net sales principally reflects a .5% impact and a .4% impact from the previously mentioned higher intangible asset amortization expense and amendment and termination of a contingent consideration agreement, respectively, partially offset by a .4% impact from the previously mentioned lower acquisition costs.

Operating Income

Our consolidated operating income increased by 39% to a record $605.8 million in the first nine months of fiscal 2024, up from $435.9 million in the first nine months of fiscal 2023. The increase in consolidated operating income principally reflects a $165.9 million increase (a 61% increase) to a record $438.6 million in operating income of the FSG and a $7.7 million increase (a 4% increase) to a record $206.4 million in operating income of the ETG. The increase in operating income of the FSG principally reflects the previously mentioned net sales growth and improved gross profit margin, partially offset by a $35.5 million increase in intangible asset amortization expense and a $9.1 million prior year impact from the previously mentioned termination of a contingent consideration agreement. The increase in operating income of the ETG principally reflects the previously mentioned favorable gross profit margin and net sales growth, partially offset by a lower level of SG&A efficiencies.

Our consolidated operating income as a percentage of net sales was 21.3% in the first nine months of fiscal 2024, as compared to 21.5% in the first nine months of fiscal 2023. The decrease in consolidated operating income as a percentage of net sales principally reflects a decrease in the FSG’s operating income as a percentage of net sales to 22.5% in the first nine months of fiscal 2024, as compared to 23.3% in the first nine months of fiscal 2023 and a decrease in the ETG's operating income as a percentage of net sales to 22.3% in the first nine months of fiscal 2024, as compared to 22.5% in the first nine months of fiscal 2023. The decrease in the FSG’s operating income as a percentage of net sales principally reflects a 1.2% impact from the previously mentioned higher intangible asset amortization expense and a .8% prior year impact from the previously mentioned amendment and termination of a contingent consideration agreement, partially offset by a .6% impact from lower performance-based compensation expense as a percentage of net sales and the previously mentioned improved gross profit margin. The decrease in the ETG's operating income as a percentage of net sales principally reflects a 1.2% impact from an increase in SG&A expenses as a percentage of net sales reflecting the previously mentioned lower level of efficiencies, which was partially offset by the previously mentioned improved gross profit margin.

Index

Interest Expense

Interest expense increased to $113.9 million in the first nine months of fiscal 2024, as compared to $29.6 million in the first nine months of fiscal 2023. The increase in interest expense was principally due to an increase in the amount of outstanding debt related to fiscal 2023 acquisitions.

Other Income

Other income in the first nine months of fiscal 2024 and 2023 was not material.

Income Tax Expense

Our effective tax rate decreased to 17.3% in the first nine months of fiscal 2024, down from 19.0% in the first nine months of fiscal 2023. The decrease in our effective tax rate principally reflects a larger tax benefit from stock option exercises recognized in the first quarter of fiscal 2024. We recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2024 and 2023 of $13.6 million and $6.2 million, respectively. Additionally, the decrease in our effective tax rate reflects the prior year unfavorable impact of the portion of acquisition expenses that was not deductible for income tax purposes.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $33.8 million in the first nine months of fiscal 2024, as compared to $30.6 million in the first nine months of fiscal 2023. The increase in net income attributable to noncontrolling interests principally reflects improved operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased by 25% to a record $374.4 million, or $2.67 per diluted share, in the first nine months of fiscal 2024, up from $300.2 million, or $2.17 per diluted share, in the first nine months of fiscal 2023 principally reflecting the previously mentioned higher consolidated operating income, partially offset by the previously mentioned higher interest expense.

Index

Comparison of Third Quarter of Fiscal 2024 to Third Quarter of Fiscal 2023

Net Sales

Our consolidated net sales in the third quarter of fiscal 2024 increased by 37% to a record $992.2 million, up from net sales of $722.9 million in the third quarter of fiscal 2023. The increase in consolidated net sales principally reflects an increase of $276.6 million (a 68% increase) to a record $681.6 million in net sales of the FSG partially offset by a $3.7 million decrease (a 1% decrease) to $322.1 million in net sales of the ETG. The net sales increase in the FSG reflects $216.9 million contributed by fiscal 2023 and 2024 acquisitions as well as strong organic growth of 15%. The FSG's organic net sales growth reflects increased demand within its aftermarket replacement parts, specialty products, and repair and overhaul parts and services product lines resulting in net sales increases of $41.8 million, $13.9 million, and $4.1 million, respectively. The net sales decrease in the ETG principally reflects a 2% organic net sales decline mainly attributable to decreased demand for its other electronics and medical products resulting in net sales decreases of $22.8 million and $5.1 million, respectively, partially offset by increased demand for its defense, space, and aerospace products resulting in net sales increases of $12.1 million, $3.0 million, and $2.9 million, respectively. Although sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the third quarter of fiscal 2024, continued cost inflation may lead to higher sales prices during the remainder of fiscal 2024.

Gross Profit and Operating Expenses

Our consolidated gross profit margin improved to 39.2% in the third quarter of fiscal 2024, up from 38.6% in the third quarter of fiscal 2023, principally reflecting increases of 1.3% and 1.1% in the ETG's and FSG's gross profit margin, respectively. The increase in the ETG's gross profit margin principally reflects the previously mentioned increase in net sales of defense, aerospace, and space products, partially offset by the previously mentioned decrease in net sales of other electronics products. The increase in the FSG's gross profit margin principally reflects the previously mentioned higher net sales within our aftermarket replacement parts and repair and overhaul parts and services product lines. Total new product research and development expenses included within our consolidated cost of sales were $29.8 million in the third quarter of fiscal 2024, up from $25.4 million in the third quarter of fiscal 2023.

Our consolidated SG&A expenses were $172.8 million in the third quarter of fiscal 2024, as compared to $129.4 million in the third quarter of fiscal 2023. The increase in consolidated SG&A expenses principally reflects $34.6 million attributable to our fiscal 2023 and 2024 acquisitions, inclusive of $10.4 million of intangible asset amortization expense. Additionally, the increase in consolidated SG&A expenses includes costs incurred to support the previously mentioned net sales growth resulting in increases of $7.0 million and $1.8 million in other general and administrative expenses and other selling expenses, respectively.

Our consolidated SG&A expenses as a percentage of net sales decreased to 17.4% in the third quarter of fiscal 2024, down from 17.9% in the third quarter of fiscal 2023. The decrease in

Index

consolidated SG&A expenses as a percentage of net sales principally reflects a higher level of efficiencies resulting from the previously mentioned net sales growth and a .4% impact from a decrease in acquisition costs, partially offset by a .5% impact from the previously mentioned higher intangible asset amortization expense.

Operating Income

Our consolidated operating income increased by 45% to a record $216.4 million in the third quarter of fiscal 2024, up from $149.4 million in the third quarter of fiscal 2023. The increase in consolidated operating income principally reflects a $64.4 million increase (a 72% increase) to a record $153.6 million in operating income of the FSG and a $1.6 million increase (a 2% increase) to $75.8 million in operating income of the ETG. The increase in operating income of the FSG principally reflects the previously mentioned net sales growth and improved gross profit margin, partially offset by a $12.5 million increase in intangible asset amortization expense. The increase in operating income of the ETG principally reflects the previously mentioned improved gross profit margin, partially offset by a lower level of SG&A efficiencies.

Our consolidated operating income as a percentage of net sales was 21.8% in the third quarter of fiscal 2024, up from 20.7% in the third quarter of fiscal 2023. The increase in consolidated operating income as a percentage of net sales principally reflects an increase in the ETG's operating income as a percentage of net sales to 23.5% in the third quarter of fiscal 2024, up from 22.8% in the third quarter of fiscal 2023 and an increase in the FSG’s operating income as a percentage of net sales to 22.5% in the third quarter of fiscal 2024, up from 22.0% in the third quarter of fiscal 2023. The increase in the ETG's operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margin, partially offset by a lower level of SG&A efficiencies. The increase in the FSG's operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margin and a .8% impact from lower acquisition costs, partially offset by a 1.3% impact from the previously mentioned higher intangible asset amortization expense.

Interest Expense

Interest expense increased to $36.8 million in the third quarter of fiscal 2024, as compared to $12.1 million in the third quarter of fiscal 2023. The increase in interest expense was principally due to an increase in the amount of outstanding debt related to fiscal 2023 acquisitions.

Other Income

Other income in the third quarter of fiscal 2024 and 2023 was not material.

Index

Income Tax Expense

Our effective tax rate decreased to 18.0% in the third quarter of fiscal 2024, down from 18.4% in the third quarter of fiscal 2023. The decrease in our effective tax rate principally reflects the prior year unfavorable impact of the portion of acquisition expenses that was not deductible for income tax purposes.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $11.2 million in the third quarter of fiscal 2024, as compared to $10.7 million in the third quarter of fiscal 2023. The increase in net income attributable to noncontrolling interests principally reflects improved operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased by 34% to a record $136.6 million, or $.97 per diluted share, in the third quarter of fiscal 2024, up from $102.0 million, or $.74 per diluted share, in the third quarter of fiscal 2023 principally reflecting the previously mentioned higher consolidated operating income, partially offset by the previously mentioned higher interest expense.

Outlook

As we look ahead to the remainder of fiscal 2024, we remain optimistic about achieving net sales growth in both the FSG and ETG. This growth is expected to be largely fueled by the contributions from our fiscal 2023 and 2024 acquisitions, along with sustained demand for the majority of our products. Additionally, we are committed to ongoing product and service innovation, further market penetration, and maintaining our financial strength and flexibility.

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, capital expenditures, interest payments, cash dividends, distributions to noncontrolling interests and working capital needs. We continue to estimate fiscal 2024 capital expenditures to be approximately $60 to $65 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility. The revolving credit facility and senior unsecured notes contain both financial and non-financial covenants. As of July 31, 2024, we were in compliance with all such covenants and our total debt to shareholders’ equity ratio was 62.8%.

Index

Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund our cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $466.7 million in the first nine months of fiscal 2024 and consisted primarily of net income from consolidated operations of $408.2 million, depreciation and amortization expense of $130.6 million (a non-cash item), net changes of $39.9 million included in the "Other" caption (principally the receipt of advance deposits on certain long-term customer contracts), and net changes in other long-term liabilities and assets related to the HEICO Corporation Leadership Compensation Plan (the "LCP") of $19.6 million (principally participant deferrals and employer contributions), partially offset by a $133.0 million increase in net working capital. The increase in net working capital is inclusive of a $102.2 million increase in inventories to support an increase in consolidated backlog, a $15.3 million increase in accounts receivable from the previously mentioned higher net sales and the timing of collections, and a $14.8 million increase in prepaid expenses and other current assets.

Net cash provided by operating activities increased by $166.4 million (a 55% increase) in the first nine months of fiscal 2024, up from $300.4 million in the first nine months of fiscal 2023. The increase is principally attributable to a $77.4 million increase in net income from consolidated operations, a $49.0 million increase in the "Other" caption mainly from the previously mentioned receipt of advance long-term customer deposits in fiscal 2024, a $44.3 million increase in depreciation and amortization expense, a $9.1 million prior year impact from the amendment and termination of a contingent consideration agreement, a $7.8 million increase in net changes in other long-term liabilities and assets related to the LCP and a $7.7 million decrease in deferred income tax benefits, partially offset by a $29.6 million increase in net working capital mainly reflecting a $16.1 million increase in prepaid expenses and other current assets and a $15.5 million increase in inventories.

Investing Activities

Net cash used in investing activities totaled $112.2 million in the first nine months of fiscal 2024 and related primarily to acquisitions of $55.2 million, capital expenditures of $42.2 million and LCP funding of $16.5 million. Further details regarding our fiscal 2024 acquisitions may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash used in financing activities in the first nine months of fiscal 2024 totaled $324.0 million. During the first nine months of fiscal 2024, we made $255.0 million of payments on our revolving credit facility, paid $29.1 million of cash dividends on our common stock, paid $26.6 million to acquire certain noncontrolling interests, and made $24.8 million of contingent consideration payments, $23.3 million of distributions to noncontrolling interests, and $13.9

Index

million of net payments on short-term debt, partially offset by $50.0 million of borrowings on our revolving credit facility to fund a fiscal 2024 acquisition.

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

	As of	As of
	July 31, 2024	October 31, 2023
Current assets (excluding net intercompany receivable from non-guarantor subsidiaries)	$1,607,679	$1,440,062
Noncurrent assets	4,529,524	4,490,490
Net intercompany receivable from/ (payable to) non-guarantor subsidiaries	207,541	182,795
Current liabilities (excluding net intercompany payable to non-guarantor subsidiaries)	500,516	531,466
Noncurrent liabilities	2,808,168	2,895,592
Redeemable noncontrolling interests	238,357	252,013
Noncontrolling interests	46,689	37,786

Index

Nine months ended
July 31, 2024
Net sales	$2,337,727
Gross profit	886,629
Operating income	503,836
Net income from consolidated operations	387,785
Net income attributable to HEICO	363,655

Nine months ended
July 31, 2024
Intercompany net sales	$1,949
Intercompany management fee	2,116
Intercompany interest income	6,525
Acquisitions of noncontrolling interests	23,402
Intercompany dividends	54,953

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 5. Other Events.

None of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the third quarter ended July 31, 2024.

Index

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

HEICO CORPORATION

Date:	August 28, 2024	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)