Form 10-K
period 2024-10-31
HEICO CORP
filed 2024-12-19
CIK 46619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2024 or

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $23,273,324,000 based on the closing price of HEICO Common Stock and Class A Common Stock as of April 30, 2024 as reported by the New York Stock Exchange.
The number of shares outstanding of each of the registrant’s classes of common stock as of December 18, 2024 is as follows:

Common Stock, $.01 par value	54,986,227	shares
Class A Common Stock, $.01 par value	83,843,858	shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Index
HEICO CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2024

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

    Our business is comprised of two operating segments:

    The Flight Support Group. Our Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their collective subsidiaries, accounted for 68%, 60% and 57% of our net sales in fiscal 2024, 2023 and 2022, respectively. The FSG uses proprietary technology to design and manufacture jet engine and aircraft component replacement parts for sale at lower prices than those manufactured by OEMs. These parts are approved by the FAA and are the functional equivalent of parts sold by OEMs. In addition, the FSG repairs, overhauls and distributes jet engine and aircraft components, avionics and instruments for domestic and foreign commercial air carriers and aircraft repair companies as well as military and business aircraft operators. The FSG also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the United States ("U.S.") government. Additionally, the FSG is a leading supplier, distributor, and integrator of military aircraft parts and support services primarily to the U.S. Department of Defense, defense prime contractors, and foreign military organizations allied with the U.S. Further, the FSG is a leading manufacturer of advanced niche components and complex composite assemblies for commercial aviation, defense and space applications. The FSG also engineers, designs and manufactures thermal insulation blankets and parts as well as removable/reusable insulation systems for aerospace, defense, commercial and industrial applications; manufactures expanded foil mesh for lightning strike protection in fixed and rotary wing aircraft; distributes aviation electrical interconnect products and electromechanical parts; overhauls industrial pumps, motors, and other hydraulic units with a focus on the support of legacy systems for the U.S. Navy; performs tight-tolerance machining, brazing, fabricating and welding services for aerospace, defense and other industrial applications; and manufactures emergency descent devices ("EDDs") and personnel and cargo parachute products.

Index
    The Electronic Technologies Group. Our Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, accounted for 32%, 40% and 43% of our net sales in fiscal 2024, 2023 and 2022, respectively. The ETG derived approximately 51%, 49% and 56% of its net sales in fiscal 2024, 2023 and 2022, respectively, from the sale of products and services to U.S. and foreign military agencies, prime defense contractors and both commercial and defense satellite and spacecraft manufacturers. The ETG collectively designs, manufactures and sells various types of electronic, data and microwave, and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, power conversion products, underwater locator beacons, emergency locator transmission beacons, flight deck annunciators, panels, and indicators, electromagnetic and radio frequency interference shielding and filters, high power capacitor charging power supplies, amplifiers, traveling wave tube amplifiers, photodetectors, amplifier modules, microwave power modules, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies, high voltage power supplies, high voltage interconnection devices and wire, high voltage energy generators, high frequency power delivery systems; memory products, including three-dimensional microelectronic and stacked memory, static random-access memory (SRAM), and electronically erasable programmable read-only memory (EEPROM); harsh environment electronic connectors and other interconnect products, radio frequency ("RF") and microwave amplifiers, transmitters, and receivers and integrated assemblies, sub-assemblies and components; RF sources, detectors and controllers, wireless cabin control systems, solid state power distribution and management systems, proprietary in-cabin power and entertainment components and subsystems, crashworthy and ballistically self-sealing auxiliary fuel systems, nuclear radiation detectors, communications and electronic intercept receivers and tuners, fuel level sensing systems, high-speed interface products that link devices, high performance active antenna systems and airborne antennas for commercial and military aircraft, precision guided munitions, other defense applications and commercial uses; silicone material for a variety of demanding applications; precision power analog monolithic, hybrid and open frame components; high-reliability ceramic-to-metal feedthroughs and connectors, technical surveillance countermeasures (TSCM) equipment to detect devices used for espionage and information theft; rugged small-form factor embedded computing solutions; custom high power filters and filter assemblies; test sockets and adapters for both engineering and production use of semiconductor devices; radiation assurance services and products; and high reliability ("Hi-Rel"), complex, passive electronic components and rotary joint assemblies for mostly aerospace and defense applications, in addition to other high-end applications, such as medical and energy uses, including emerging "clean energy" and electrification applications.
    HEICO has continuously operated in the aerospace industry for over 65 years. Since assuming control in 1990, our current management has achieved significant sales and profit growth through a broadened line of product offerings, an expanded customer base, increased research and development expenditures and the completion of a number of acquisitions. As a result of internal growth and acquisitions, our net sales from continuing operations have grown from $26.2 million in fiscal 1990 to $3,857.7 million in fiscal 2024, representing a compound annual growth rate of approximately 16%. During the same period, we improved our net income

Index
from $2.0 million to $514.1 million, representing a compound annual growth rate of approximately 18%.

Disciplined Acquisition Strategy

    Acquisitions have been an important element of our growth strategy over the past thirty-four years, supplementing our organic growth. Since 1990, we have completed approximately 103 acquisitions complementing the niche segments of the aviation, defense, space, medical, telecommunications and electronics industries in which we operate. We typically target acquisition opportunities that allow us to broaden our product offerings, services and technologies while expanding our customer base and geographic presence. Even though we have historically pursued an active acquisition policy, our disciplined acquisition strategy involves limiting acquisition candidates to businesses that we believe will continue to grow, offer strong cash flow and earnings potential, and are available at fair prices. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for further information regarding our recent acquisitions.

Flight Support Group

    The Flight Support Group serves a broad spectrum of the aviation industry, including (i) commercial airlines and air cargo carriers; (ii) repair and overhaul facilities; (iii) OEMs; and (iv) U.S. and foreign governments.

    The FSG competes with the leading industry OEMs and, to a lesser extent, with a number of smaller, independent parts distributors. Historically, the three principal jet engine OEMs, General Electric (including CFM International), Pratt & Whitney and Rolls Royce, have been the sole source of substantially all jet engine replacement parts for their jet engines. Other OEMs have been the sole source of replacement parts for their aircraft component parts. We believe that we are the largest independent supplier of non-OEM jet engine and aircraft component replacement parts, and in recent years and inclusive of acquisitions, we are now adding new products to our line at a rate of approximately 350 to 550 Parts Manufacturer Approvals (“PMA” or “PMAs”) per year. We have developed for our customers approximately 20,000 parts for which PMAs have been received from the FAA.

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

    Manufacture of Specialty Aircraft/Defense Related Parts and Subcontracting for OEMs. The FSG engineers, designs and manufactures thermal insulation blankets and parts as well as renewable/reusable insulation systems primarily for aerospace, defense, commercial and industrial applications. The FSG also manufactures specialty components and assemblies for sale as a subcontractor for aerospace and industrial original equipment manufacturers and the U.S. government. Additionally, the FSG manufactures advanced niche components and complex composite assemblies for commercial aviation, defense and space applications; manufactures expanded foil mesh, which is integrated into composite aerospace structures for lightning strike protection in fixed and rotary wing aircraft; performs tight-tolerance machining, brazing, fabricating and welding services for aerospace, defense and other industrial applications; and designs, manufactures and distributes emergency descent devices ("EDDs"), personnel and cargo parachute products, heavy airdrop platforms, and other highly-engineered products.

    As part of our growth strategy, we have continued to increase our research and development activities. Research and development expenditures by the FSG, which were approximately $.3 million in fiscal 1991, increased to approximately $36.7 million in fiscal 2024, $26.4 million in fiscal 2023 and $22.2 million in fiscal 2022. We believe that the FSG's research and development capabilities are a significant component of our historical success and an integral part of our growth strategy. In recent years, the FAA granted us PMAs for approximately 350 to 550 new parts and we develop numerous new proprietary repairs per year; however, no assurance can be given that the FAA will continue to grant PMAs or DER-approved

Index
repairs or that we will achieve acceptable levels of net sales and gross profits on such parts or repairs in the future.

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

    We believe that, based on our competitive pricing, reputation for high quality, short lead time requirements, strong relationships with domestic and foreign commercial air carriers and repair stations (companies that overhaul aircraft engines and/or components), and successful track record of receiving PMAs and DER repair approvals from the FAA and commercial air carriers, we are uniquely positioned to continue to increase the products and services offered and gain market share.

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

Electro-Optical, Microwave and Other Power Equipment. The ETG produces power supplies, amplifiers and flash lamp drivers used in laser systems for military, medical and other applications that are sometimes utilized with our rangefinder receivers. We also produce emergency back-up power supplies and batteries used on commercial aircraft and business jets for services such as emergency exit lighting, emergency fuel shut-off, power door assists, cockpit voice recorders and flight computers. Additionally, we design, manufacture and repair flight deck annunciators, panels and indicators. We design and manufacture next generation wireless cabin control systems, solid state power distribution and management systems, fuel level sensing systems, power distribution solutions and proprietary in-cabin power and entertainment components and subsystems primarily for business jets, general aviation, and the military/defense market. We offer custom or standard designs that solve challenging OEM requirements and meet stringent safety and emissions requirements. Our power electronics products include capacitor charger power supplies, laser diode drivers, arc lamp power supplies and custom power supply designs.

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

Index
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

Index
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

    As part of our growth strategy, we have continued to invest in our research and development activities. Research and development expenditures by the ETG were $74.5 million in fiscal 2024, $69.4 million in fiscal 2023 and $53.9 million in fiscal 2022. We believe that the ETG's research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.

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

We sell our products to a broad customer base consisting of domestic and foreign commercial and cargo airlines, repair and overhaul facilities, other aftermarket suppliers of aircraft engine and airframe materials, OEMs, domestic and foreign military units, electronic manufacturing services companies, manufacturers for the defense industry as well as medical, telecommunications, scientific, and industrial companies. No one customer accounted for sales of 10% or more of total consolidated sales from continuing operations during any of the last three fiscal years. Net sales to our five largest customers accounted for approximately 19%, 18% and 21% of total net sales in fiscal 2024, 2023 and 2022, respectively.

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

Raw Materials

    We purchase a variety of raw materials, primarily consisting of high temperature alloy sheet metal and castings, forgings, pre-plated metals, electrical components and advanced composite materials from various vendors. The materials used by our operations are generally available from a number of sources and in sufficient quantities to meet current requirements subject to normal lead times. We are subject to rules promulgated by the Securities and Exchange Commission pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding the use of certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries. These rules may impose additional costs and may introduce new risks related to our ability to verify the origin of any conflict minerals used in our products.

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

Index
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

As of October 31, 2024, we had approximately 10,000 full-time and part-time employees including approximately 5,100 in the Flight Support Group (of whom approximately 1,000 were employed by foreign subsidiaries) and approximately 4,900 in the Electronic Technologies Group (of whom approximately 2,000 were employed by foreign subsidiaries). None of our employees are represented by a U.S. domestic union. Our management believes that we have good relations with our employees.

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

Compensation and Benefits

As part of our compensation philosophy, we believe that offering and maintaining market competitive total rewards programs is essential to attract and retain superior talent. In addition to paying healthy base wages, our programs include annual bonus opportunities, a company-matched 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, flexible work schedules, and employee assistance programs. Equity compensation is also a key component of our compensation strategy, with all domestic team members receiving an annual 401(k) employer contribution in HEICO stock based on Company performance, and employer 401(k) matching contributions are also made using HEICO stock. Additionally, certain team member are granted stock options, further aligning their success with HEICO's growth.

Index
Diversity and Inclusion

We are committed to remaining a diverse and inclusive work environment that supports our global workforce and the communities we serve. We recruit the best people for the job regardless of gender, ethnicity or other protected traits and it is our policy to fully comply with all laws (domestic and foreign) applicable to discrimination in the workplace. Our diversity and inclusion principles are also reflected in our employee training and policies.

Available Information

    Our Internet website address is https://www.heico.com. We make available free of charge, through the Investors section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, specialized disclosure reports on Form SD and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). These materials are also available free of charge on the SEC’s website at http://www.sec.gov. The information on or obtainable through our website is not incorporated into this Annual Report on Form 10-K.

    We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions. Our Code of Ethics for Senior Financial and Other Officers is part of our Code of Business Conduct, which is located on our website at https://www.heico.com. Any amendments to or waivers from a provision of this code of ethics will be posted on the website. Also located on the website are our Corporate Governance Guidelines, Finance/Audit Committee Charter, Nominating & Corporate Governance Committee Charter, and Compensation Committee Charter.

    Copies of the above referenced materials will be made available, free of charge, upon written request to the Corporate Secretary at HEICO Corporation, 3000 Taft Street, Hollywood, Florida 33021.

Index
Information About Our Executive Officers

    Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board. The following table sets forth the names, ages of, and positions and offices held by our executive officers as of December 18, 2024:

Name	Age	Position(s)	Director Since
Laurans A. Mendelson	86	Chairman of the Board; Chief Executive Officer; and Director	1989
Eric A. Mendelson	59	Co-President and Director; President and Chief Executive Officer of the HEICO Flight Support Group	1992
Victor H. Mendelson	57	Co-President and Director; President and Chief Executive Officer of the HEICO Electronic Technologies Group	1996
Thomas S. Irwin	78	Senior Executive Vice President	—
Carlos L. Macau, Jr.	57	Executive Vice President - Chief Financial Officer and Treasurer	—
Steven M. Walker	60	Chief Accounting Officer and Assistant Treasurer	—

    Laurans A. Mendelson has served as our Chairman of the Board since December 1990. He has also served as our Chief Executive Officer since February 1990 and served as our President from September 1991 through September 2009. Mr. Mendelson is a former Chairman and present member of the Board of Trustees, former Chairman and present member of the Executive Committee and a current member of the Society of Mount Sinai Founders of Mount Sinai Medical Center in Miami Beach, Florida. In addition, Mr. Mendelson is a Trustee Emeritus of Columbia University in the City of New York, where he previously served as Trustee and Chairman of the Trustees’ Audit Committee. Mr. Mendelson was awarded the honor of Chevalier in France’s Légion d'honneur. Mr. Mendelson was previously named Best CEO in the Aerospace & Defense Electronics Sector by Institutional Investor magazine and recently received the Ultimate CEO Award from the South Florida Business Journal. Early in his career, Mr. Mendelson was a licensed and practicing Certified Public Accountant in the states of Florida and New York, though he no longer practices and his license is inactive. Laurans Mendelson is the father of Eric Mendelson and Victor Mendelson.

    Eric A. Mendelson has been associated with the Company since 1990, serving in various capacities. Mr. Mendelson has served as our Co-President since October 2009 and served as our Executive Vice President from 2001 through September 2009. Mr. Mendelson has also served as President and Chief Executive Officer of the HEICO Flight Support Group since its formation in 1993, as well as President of various Flight Support Group subsidiaries. Mr. Mendelson is a co-founder, and, since 1987, has been Managing Director of Mendelson International Corporation, a private investment company, which is a shareholder of HEICO. He is a member of the Board of Governors, and has previously served as an Ex-Officio Member of the Executive Committee, and Chair of the Civil Aviation Leadership Council, of the Aerospace Industries Association (“AIA”) in Washington, D.C., of which HEICO is a member. In addition, Mr. Mendelson is a member of the Board of Directors of Partnership for Miami, a member of the Advisory Board of Trustees of Mount Sinai Medical Center in Miami Beach, Florida, a Past Chairman of Ransom Everglades

Index
School in Coconut Grove, Florida, as well as a member of the Board of Visitors of Columbia College in New York City. Eric Mendelson is the son of Laurans Mendelson and the brother of Victor Mendelson.

Victor H. Mendelson has been associated with the Company since 1990, serving in various capacities. Mr. Mendelson has served as our Co-President since October 2009 and served as our Executive Vice President from 2001 through September 2009. Mr. Mendelson has also served as President and Chief Executive Officer of the HEICO Electronic Technologies Group since founding it in September 1996. He served as the Company’s General Counsel from 1993 to 2008 and the Company’s Vice President from 1996 to 2001. In addition, Mr. Mendelson was the Chief Operating Officer of the Company’s former MediTek Health Corporation subsidiary from 1995 until its profitable sale in 1996. Mr. Mendelson is a co-founder, and, since 1987, has been President of Mendelson International Corporation, a private investment company, which is a shareholder of HEICO. Mr. Mendelson is a Vice-Chair of the Board of Trustees of Columbia University in the City of New York, a Trustee of St. Thomas University in Miami Gardens, Florida, a Director of Boys & Girls Clubs of Miami-Dade and is a Director and Past President of the Board of Directors of the Florida Grand Opera. Victor Mendelson is the son of Laurans Mendelson and the brother of Eric Mendelson.

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

    We market our products and services to approximately 135 countries, with approximately 37% of our consolidated net sales in fiscal 2024 derived from sales to foreign customers. We expect that sales to foreign customers will continue to account for a significant portion of our revenues in the foreseeable future. As a result, we are subject to risks of doing business internationally, including the following:

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
•Compliance with a variety of international laws, as well as U.S. laws affecting the activities of U.S. companies abroad such as the U.S. Foreign Corrupt Practices Act; and
•Transportation delays and other supply chain disruptions.

    While the impact of these factors is difficult to predict, any one or more of these factors may have a material adverse effect on our business, financial condition and results of operations.

Index
Cybersecurity events or other disruptions of our information technology systems could adversely affect our business.

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

As a result of our acquisitions, goodwill and intangible assets represent a significant portion of our total assets. As of October 31, 2024 and 2023, goodwill and intangible assets, net of amortization, accounted for 62% and 64% of our total assets, respectively. We test our goodwill and intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We may not realize the full value of our goodwill and intangible assets, and to the extent that impairment has occurred, we would be required to recognize the impaired portion of such assets in our earnings. An impairment of a significant portion of such assets could have a material adverse effect on our business, financial condition and results of operations.

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

    As of December 18, 2024, collectively our executive officers and entities controlled by them, the HEICO Savings and Investment Plan (our 401(k) Plan) and members of the Board of Directors beneficially owned approximately 19% of our outstanding Common Stock and approximately 3% of our outstanding Class A Common Stock. Accordingly, they will be able to substantially influence the election of the Board of Directors and control our business, policies and affairs, including our position with respect to proposed business combinations and attempted takeovers.

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
Furthermore, disruptions within the aviation industry, such as production delays or regulatory challenges affecting major manufacturers, can reduce demand for our products and services and strain our supply chain. Historically, the aviation industry has been subject to downward cycles from time to time which reduce the overall demand for jet engine and aircraft component replacement parts and repair and overhaul services, and such downward cycles result in lower sales and greater credit risk. Demand for commercial air travel can be influenced by airline industry profitability, world trade policies, government-to-government relations, terrorism, disease outbreaks, environmental constraints imposed upon aircraft operations, technological changes, price and other competitive factors. Lower commercial air travel caused by risks arising from public health threats, such as the COVID-19 global pandemic, and their aftermath, airline fleet changes or airline purchasing decisions, could cause lower demand for our goods and services. These global industry and economic conditions may have a material adverse effect on our business, financial condition and results of operations.

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

    In fiscal 2024, approximately 32% of our net sales were derived from the sale of defense, commercial and defense satellite and spacecraft components, and homeland security products. A decline in defense, space or homeland security budgets or additional restrictions imposed by the U.S. government on sales of products or services to foreign military agencies could lower sales of our products and services.

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

Also, in foreign countries in which we have operations or business, a risk exists that our associates, contractors or agents could, in contravention of our policies and compliance programs, engage in business practices prohibited by U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act ("FCPA"), or the laws and regulations of other countries, such as the United Kingdom Bribery Act. Additionally, we are subject to regulations such as the Canadian Forced and Child Labour Act, which prohibits the importation of goods produced wholly or in part by forced or child labor. Any such violations could have a material adverse effect on our business.

Tax changes could affect our effective tax rate and future profitability.

    We file income tax returns in the U.S. federal jurisdiction, multiple state jurisdictions and certain jurisdictions outside the U.S. In fiscal 2024, our effective tax rate was 17.5%. Our future effective tax rate may be adversely affected by a number of factors, including the following:

•Changes in statutory tax rates in any of the various jurisdictions where we file tax returns;
•Changes in available tax credits or tax deductions;
•Changes in tax laws or the interpretation of such tax laws including interpretations, amendments and technical corrections of the Tax Cuts and Jobs Act;

Index
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
•The reversal of any previously experienced tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Corporation Leadership Compensation Plan, a nonqualified deferred compensation plan; and
•The Organization of Economic Cooperation and Development (OECD) has issued Pillar Two model rules to ensure large corporations pay a global minimum tax of 15%, which will begin to be effective for our operations in fiscal 2025. The OECD has issued administrative guidance and safe harbor rules around the implementation of Pillar Two. We currently do not expect Pillar Two will have a significant impact on our fiscal 2025 consolidated financial statements, but will continue to monitor the potential impact of future legislation and guidance.

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

Index
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

Item 1B.    UNRESOLVED STAFF COMMENTS

    None.

Item 1C.    CYBERSECURITY

Overview

The Company prioritizes cybersecurity as a strategic pillar integral to its business strategy, risk management, and governance frameworks. The Board of Directors and executive management play an active role in evaluating the effectiveness of our cybersecurity policies, practices, and procedures. Regular updates are provided by the Chief Information Officer to ensure cybersecurity risks are continuously monitored and addressed across all business functions. Our cybersecurity program incorporates policies, procedures, systems, and controls designed to safeguard the accessibility, confidentiality, and integrity of our data and systems. These processes are shaped by industry trends, and the evolving cybersecurity landscape.

Cybersecurity Risk Management and Strategy

Our cybersecurity program is an integral part of our overall risk management framework and is aligned with recognized industry standards, such as the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF). The cybersecurity program is designed to identify, detect, protect against, respond to, and recover from cyber threats. Our program safeguards the confidentiality, integrity, and availability of our systems and data through a comprehensive and multi-layered approach.

We deploy robust controls, including firewalls, anti-malware systems, intrusion detection and prevention, encryption, and access controls. These measures are supplemented by continuous monitoring, vulnerability assessments, and penetration testing conducted both internally and by third-party assessors. Insights from these assessments inform the enhancement of our security controls and help us mitigate emerging threats effectively. We also actively engage with key consultants as part of our continuing efforts to evaluate and enhance the effectiveness of our cybersecurity program.

We proactively monitor networks for suspicious activity and collaborate with governmental and industry partners to stay informed on emerging cybersecurity risks. We also

Index
emphasize a culture of vigilance through regular employee training that includes phishing awareness, malware prevention, and reporting protocols.

Governance and Oversight

Our governance and oversight framework for cybersecurity risks operates at multiple levels within the organization. The Board of Directors has final oversight responsibility for cybersecurity-related matters and receives regular updates from the Chief Information Officer and senior management on the status of the cybersecurity program, vulnerability assessments, strategic initiatives, and any significant incident response activities.

The Chief Information Officer has over 27 years of experience in cybersecurity and is responsible for designing and implementing the organization's cybersecurity strategy. The cybersecurity program and the Information Security Team are led by the Senior IT Director, who reports to the Chief Information Officer. The Senior IT Director has over 20 years of experience in cybersecurity. The Information Security Team is responsible for security operations, cybersecurity monitoring, application security audits, and responding to incidents through a structured Incident Response Plan.

Cybersecurity Risks and Incidents

We have experienced cybersecurity incidents in the ordinary course of business and recognize that such incidents are an inherent risk to any organization. While prior incidents have not materially impacted our business strategy, financial condition, or results of operations, we remain vigilant in anticipating and mitigating future threats.

Our cybersecurity program is designed to address and minimize the risks posed by evolving threats. However, no system can completely eliminate the possibility of a significant cybersecurity incident. Therefore, we continuously assess and enhance our cybersecurity measures to adapt to the changing threat landscape and ensure organizational resilience.

For more information about the potential impact of cybersecurity risks, please refer to Item 1A. Risk Factors.

Index
Item 2.    PROPERTIES

    We own or lease a number of facilities, which are utilized by our Flight Support Group (“FSG”), Electronic Technologies Group (“ETG”), and corporate offices. As of October 31, 2024, all of the facilities listed below were in good operating condition, well maintained and in regular use. We believe that our existing facilities are sufficient to meet our operational needs for the foreseeable future. Summary information on the facilities utilized within the FSG, ETG and our corporate offices to support their principal operating activities is as follows:

	Square Footage
Location	Leased	Owned	Description
Flight Support Group
United States facilities (18 states)	1,580,000	233,000	Manufacturing, engineering and distribution facilities, and corporate headquarters
United States facilities (10 states)	652,000	127,000	Repair and overhaul facilities
International facilities (10 countries) - France, Germany, India, Laos, Netherlands, Singapore, Thailand, Turkey, United Arab Emirates and United Kingdom	139,000	173,000	Manufacturing, engineering and distribution facilities, and sales offices

Electronic Technologies Group
United States facilities (19 states)	849,000	634,000	Manufacturing and engineering facilities
International facilities (7 countries) - Canada, France, India, Morocco, South Korea, United Kingdom and Vietnam	416,000	346,000	Manufacturing and engineering facilities

Corporate
United States facilities (1 state)	—	10,000 (1)	Administrative offices

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

    As of December 18, 2024, there were 247 holders of record of our Common Stock and 280 holders of record of our Class A Common Stock.

Performance Graphs

    The following graph and table compare the total return on $100 invested in HEICO Common Stock and HEICO Class A Common Stock with the total return on $100 invested in the NYSE Composite Index and the Dow Jones U.S. Aerospace Index for the five-year period from October 31, 2019 through October 31, 2024. The NYSE Composite Index measures the performance of all common stocks listed on the NYSE. The Dow Jones U.S. Aerospace Index is comprised of large companies which make aircraft, major weapons, radar and other defense equipment and systems as well as providers of satellites and spacecraft used for defense purposes. The total returns include the reinvestment of cash dividends.

Index

Comparison of Five-Year Cumulative Total Return

$210
$180
$150
$120
$90
$60
$30
Dollars
2019
2020
2021
2022
2023
2024
HEICO Common Stock
HEICO Class A Common Stock
NYSE Composite Index
Dow Jones U.S. Aerospace Index

	Cumulative Total Return as of October 31,
	2019	2020	2021	2022	2023	2024
HEICO Common Stock	$100.00	$85.30	$113.33	$132.40	$129.11	$199.85
HEICO Class A Common Stock	100.00	98.32	132.35	134.27	134.29	203.09
NYSE Composite Index	100.00	94.36	129.19	111.96	113.27	146.06
Dow Jones U.S. Aerospace Index	100.00	59.94	91.30	84.48	92.36	127.01

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

Index

Comparison of Thirty-Four Year Cumulative Total Return
Dollars
$105,000
$90,000
$75,000
$60,000
$45,000
$30,000
$15,000
$0
'90 '91 '92 '93 '94 '95 '96 '97 '98 '99 '00 '01 '02 '03 '04 '05 '06 '07 '08 '09 '10 '11 '12 '13 '14 '15 '16 '17 '18 '19 '20 '21 '22 '23 '24
HEICO Common Stock
NYSE Composite Index
Dow Jones U.S. Aerospace Index

	Cumulative Total Return as of October 31,
	1990	1991	1992	1993	1994
HEICO Common Stock	$100.00	$141.49	$158.35	$173.88	$123.41
NYSE Composite Index	100.00	130.31	138.76	156.09	155.68
Dow Jones U.S. Aerospace Index	100.00	130.67	122.00	158.36	176.11

	1995	1996	1997	1998	1999
HEICO Common Stock	$263.25	$430.02	$1,008.31	$1,448.99	$1,051.61
NYSE Composite Index	186.32	225.37	289.55	326.98	376.40
Dow Jones U.S. Aerospace Index	252.00	341.65	376.36	378.66	295.99

	2000	2001	2002	2003	2004
HEICO Common Stock	$809.50	$1,045.86	$670.39	$1,067.42	$1,366.57
NYSE Composite Index	400.81	328.78	284.59	339.15	380.91
Dow Jones U.S. Aerospace Index	418.32	333.32	343.88	393.19	478.49

	2005	2006	2007	2008	2009
HEICO Common Stock	$1,674.40	$2,846.48	$4,208.54	$2,872.01	$2,984.13
NYSE Composite Index	423.05	499.42	586.87	344.96	383.57
Dow Jones U.S. Aerospace Index	579.77	757.97	1,000.84	602.66	678.00

	2010	2011	2012	2013	2014
HEICO Common Stock	$4,722.20	$6,557.88	$5,900.20	$10,457.14	$11,416.51
NYSE Composite Index	427.61	430.46	467.91	569.69	617.23
Dow Jones U.S. Aerospace Index	926.75	995.11	1,070.15	1,645.24	1,687.41

Index

	Cumulative Total Return as of October 31,
	2015	2016	2017	2018	2019
HEICO Common Stock	$10,776.88	$14,652.37	$23,994.03	$33,876.95	$49,277.28
NYSE Composite Index	595.37	596.57	702.38	694.81	749.66
Dow Jones U.S. Aerospace Index	1,766.94	1,878.10	2,807.42	3,373.52	3,725.15

	2020	2021	2022	2023	2024
HEICO Common Stock	$44,877.75	$60,000.11	$65,650.39	$64,751.68	$99,188.00
NYSE Composite Index	707.40	968.47	839.31	849.11	1,094.96
Dow Jones U.S. Aerospace Index	2,233.00	3,400.98	3,147.04	3,440.63	4,731.25

Issuer Purchases of Equity Securities

    There were no issuer purchases of our equity securities during the fourth quarter of fiscal 2024.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during fiscal 2024.

Dividend Policy

We have historically paid semi-annual cash dividends on both our Class A Common Stock and Common Stock. In July 2024, we paid our 92nd consecutive semi-annual cash dividend since 1979 of $.11 per share, which represented a 10% increase over the semiannual cash dividend of $.10 per share paid in January 2024. In December 2024, our Board of Directors declared a semi-annual cash dividend of $.11 per share payable in January 2025.

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

    The FSG consists of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”), which is 80% owned, and HEICO Flight Support Corp., which is wholly owned, and their collective subsidiaries, which primarily:

•Designs, Manufactures, Repairs, Overhauls and Distributes Jet Engine and Aircraft Component Replacement Parts. The FSG designs and manufactures jet engine and aircraft component replacement parts, which are approved by the Federal Aviation Administration (“FAA”). In addition, the FSG repairs, overhauls and distributes jet engine and aircraft components, avionics and instruments for domestic and foreign commercial air carriers and aircraft repair companies as well as military and business aircraft operators. The FSG also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the United States ("U.S.") government. Additionally, the FSG is a leading supplier, distributor, and integrator of military aircraft parts and support services primarily to the U.S. Department of Defense, defense prime contractors, and foreign military organizations allied with the U.S. Further, the FSG is a leading manufacturer of advanced niche components and complex composite assemblies for commercial aviation, defense and space applications. The FSG also engineers, designs and manufactures thermal insulation blankets and parts as well as removable/reusable insulation systems for aerospace, defense, commercial and industrial applications; manufactures expanded foil mesh for lightning strike protection in fixed and rotary wing aircraft; distributes aviation electrical interconnect products and electromechanical parts; overhauls industrial pumps, motors, and other hydraulic units with a focus on the support of legacy systems for the U.S. Navy; performs tight-tolerance machining, brazing, fabricating and welding services for aerospace, defense and other industrial applications; and manufactures emergency descent devices ("EDDs") and personnel and cargo parachute products.

The ETG consists of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries, which primarily:

•Designs and Manufactures Electronic, Microwave, Electro-Optical and Other Power Equipment, High-Speed Interface Products, High Voltage Interconnection Devices, EMI and RFI Shielding and Filters, High Voltage Advanced Power Electronics, Power Conversion Products, Underwater Locator Beacons, Memory Products, Self-Sealing Auxiliary Fuel Systems, Active Antenna Systems, Airborne Antennas, TSCM Equipment and High Reliability ("Hi-Rel") Electronic Components. The ETG collectively designs, manufactures and sells various types of electronic, data and microwave, and electro-optical

Index
products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, power conversion products, underwater locator beacons, emergency locator transmission beacons, flight deck annunciators, panels and indicators, electromagnetic and radio frequency interference shielding and filters, high power capacitor charging power supplies, amplifiers, traveling wave tube amplifiers, photodetectors, amplifier modules, microwave power modules, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies, high voltage power supplies, high voltage interconnection devices and wire, high voltage energy generators, high frequency power delivery systems; memory products, including three-dimensional microelectronic and stacked memory, static random-access memory (SRAM) and electronically erasable programmable read-only memory (EEPROM); harsh environment electronic connectors and other interconnect products, RF and microwave amplifiers, transmitters, and receivers and integrated assemblies, sub-assemblies and components; RF sources, detectors and controllers, wireless cabin control systems, solid state power distribution and management systems, proprietary in-cabin power and entertainment components and subsystems, crashworthy and ballistically self-sealing auxiliary fuel systems, nuclear radiation detectors, communications and electronic intercept receivers and tuners, fuel level sensing systems, high-speed interface products that link devices, high performance active antenna systems and airborne antennas for commercial and military aircraft, precision guided munitions, other defense applications and commercial uses; silicone material for a variety of demanding applications; precision power analog monolithic, hybrid and open frame components; high-reliability ceramic-to-metal feedthroughs and connectors, technical surveillance countermeasures (TSCM) equipment to detect devices used for espionage and information theft; rugged small-form factor embedded computing solutions; custom high power filters and filter assemblies; test sockets and adapters for both engineering and production use of semiconductor devices, and radiation assurance services and products; and Hi-Rel, complex, passive electronic components and rotary joint assemblies for mostly aerospace and defense applications, in addition to other high-end applications, such as medical and energy uses including emerging "clean energy" and electrification applications.

Additionally, our results of operations in fiscal 2024 have been affected by recent acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.

Presentation of Results of Operations and Liquidity and Capital Resources

    The following discussion and analysis of our Results of Operations and Liquidity and Capital Resources includes a comparison of fiscal 2024 to fiscal 2023. A similar discussion and analysis that compares fiscal 2023 to fiscal 2022 may be found in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Form 10-K for the fiscal year ended October 31, 2023.

Index
Results of Operations

    The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Consolidated Statements of Operations (in thousands):

	Year ended October 31,
	2024	2023
Net sales	$3,857,669	$2,968,105
Cost of sales	2,355,943	1,814,617
Selling, general and administrative expenses	677,271	528,149
Total operating costs and expenses	3,033,214	2,342,766
Operating income	$824,455	$625,339

Net sales by segment:
Flight Support Group	$2,639,354	$1,770,185
Electronic Technologies Group	1,263,626	1,225,222
Intersegment sales	(45,311)	(27,302)
	$3,857,669	$2,968,105

Operating income by segment:
Flight Support Group	$593,074	$387,297
Electronic Technologies Group	288,193	285,053
Other, primarily corporate	(56,812)	(47,011)
	$824,455	$625,339

Net sales	100.0%	100.0%
Gross profit	38.9%	38.9%
Selling, general and administrative expenses	17.6%	17.8%
Operating income	21.4%	21.1%
Interest expense	(3.9%)	(2.5%)
Other income	.1%	.1%
Income tax expense	3.1%	3.7%
Net income attributable to noncontrolling interests	1.2%	1.4%
Net income attributable to HEICO	13.3%	13.6%

Index
Comparison of Fiscal 2024 to Fiscal 2023

Net Sales

Our consolidated net sales in fiscal 2024 increased by 30% to a record $3,857.7 million, up from net sales of $2,968.1 million in fiscal 2023. The increase in consolidated net sales principally reflects an increase of $869.2 million (a 49% increase) to a record $2,639.4 million in net sales of the FSG and an increase of $38.4 million (a 3% increase) to a record $1,263.6 million in net sales of the ETG. The net sales increase in the FSG reflects $643.5 million contributed by fiscal 2023 and 2024 acquisitions as well as strong organic growth of 13%. The FSG's organic net sales growth reflects increased demand within its aftermarket replacement parts, repair and overhaul parts and services, and specialty products product lines resulting in net sales increases of $172.1 million, $33.5 million and $20.1 million, respectively. The net sales increase in the ETG includes $40.7 million contributed by fiscal 2023 and 2024 acquisitions, partially offset by a 2% organic net sales decline. The ETG's organic net sales decline is mainly attributable to decreased demand for its other electronics and medical products resulting in net sales decreases of $45.0 million and $14.0 million, respectively, partially offset by increased demand for its defense and aerospace products resulting in net sales increases of $24.4 million and $12.9 million, respectively. Sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in fiscal 2024.

Our net sales in fiscal 2024 and 2023 by market consisted of approximately 56% and 48% from the commercial aviation industry, respectively, 32% and 35% from the defense and space industries, respectively, and 12% and 17% from other industrial markets including electronics, medical and telecommunications, respectively.

Gross Profit and Operating Expenses

Our consolidated gross profit margin was 38.9% in both fiscal 2024 and 2023 and reflects increases of .5% in both the FSG’s and ETG’s gross profit margin. The increase in the FSG's gross profit margin principally reflects the previously mentioned higher net sales within our aftermarket replacement parts and repair and overhaul parts and services product lines. The increase in the ETG's gross profit margin principally reflects the previously mentioned higher net sales of defense and aerospace products, partially offset by the previously mentioned decrease in net sales of other electronics and medical products. Total new product research and development expenses included within our consolidated cost of sales were $111.3 million in fiscal 2024, up from $95.8 million in fiscal 2023.

Our consolidated selling, general and administrative ("SG&A") expenses were $677.3 million in fiscal 2024, as compared to $528.1 million in fiscal 2023. The increase in consolidated SG&A expenses principally reflects $118.4 million attributable to our fiscal 2023 and 2024 acquisitions, inclusive of $32.9 million of intangible asset amortization expense. Additionally, the increase in consolidated SG&A expenses includes costs incurred to support the previously mentioned net sales growth resulting in increases of $23.7 million and $10.2 million in other general and administrative expenses and other selling expenses, respectively, a $9.1

Index
million prior year impact from the amendment and termination of a contingent consideration agreement pertaining to a fiscal 2021 acquisition and a $7.6 million increase in performance-based compensation expense, partially offset by a $19.8 million decrease in acquisition costs.

Our consolidated SG&A expenses as a percentage of net sales decreased to 17.6% in fiscal 2024, down from 17.8% in fiscal 2023. The decrease in consolidated SG&A expenses as a percentage of net sales principally reflects a .7% impact from the previously mentioned lower acquisition costs, partially offset by a .3% impact from both the previously mentioned higher intangible asset amortization expense and amendment and termination of a contingent consideration agreement.

Operating Income

Our consolidated operating income increased by 32% to a record $824.5 million in fiscal 2024, up from $625.3 million in fiscal 2023. The increase in consolidated operating income principally reflects a $205.8 million increase (a 53% increase) to a record $593.1 million in operating income of the FSG and a $3.1 million increase (a 1% increase) to a record $288.2 million in operating income of the ETG. The increase in operating income of the FSG principally reflects the previously mentioned net sales growth, a $15.0 million decrease in acquisition costs and the previously mentioned improved gross profit margin, partially offset by a $36.6 million increase in intangible asset amortization expense, a $15.9 million increase in performance-based compensation expense and a $9.1 million prior year impact from the previously mentioned termination of a contingent consideration agreement. The increase in operating income of the ETG principally reflects the previously mentioned net sales growth and improved gross profit margin, partially offset by a lower level of SG&A efficiencies.

Our consolidated operating income as a percentage of net sales improved to 21.4% in fiscal 2024, up from 21.1% in fiscal 2023. The increase in consolidated operating income as a percentage of net sales principally reflects an increase in the FSG’s operating income as a percentage of net sales to 22.5% in fiscal 2024, up from 21.9% in fiscal 2023, partially offset by a decrease in the ETG's operating income as a percentage of net sales to 22.8% in fiscal 2024, as compared to 23.3% in fiscal 2023. The increase in the FSG’s operating income as a percentage of net sales principally reflects a .9% impact from lower acquisition costs, a .5% impact from the previously mentioned improved gross profit margin and a .4% impact from lower performance-based compensation expense as a percentage of net sales, partially offset by a .7% impact from the previously mentioned higher intangible asset amortization expense and a .5% prior year impact from the previously mentioned amendment and termination of a contingent consideration agreement. The decrease in the ETG's operating income as a percentage of net sales principally reflects a 1.0% impact from an increase in SG&A expenses as a percentage of net sales principally reflecting the previously mentioned lower level of efficiencies, which was partially offset by the previously mentioned improved gross profit margin.

Index
Interest Expense

Interest expense increased to $149.3 million in fiscal 2024, as compared to $73.0 million in fiscal 2023. The increase in interest expense was principally due to an increase in the amount of outstanding debt related to fiscal 2023 acquisitions.

Other Income

    Other income in fiscal 2024 and 2023 was not material.

Income Tax Expense

Our effective tax rate decreased to 17.5% in fiscal 2024, down from 20.0% in fiscal 2023. The decrease in our effective tax rate reflects a larger tax benefit from stock option exercises recognized in the first quarter of fiscal 2024. We recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2024 and 2023 of $13.6 million and $6.2 million, respectively. Additionally, the decrease in our effective tax rate reflects a larger favorable impact from tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Leadership Compensation Plan (the “LCP”) in fiscal 2024, net of the nondeductible portion of the related gains in the LCP accounts of certain executive officers, as well as increased foreign-derived intangible income, which is subject to a lower tax rate.

Net Income Attributable to Noncontrolling Interests
    Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $45.0 million in fiscal 2024, as compared to $40.8 million in fiscal 2023. The increase in net income attributable to noncontrolling interests principally reflects improved operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased by 27% to a record $514.1 million, or $3.67 per diluted share, in fiscal 2024, up from $403.6 million, or $2.91 per diluted share, in fiscal 2023 principally reflecting the previously mentioned higher consolidated operating income, partially offset by the previously mentioned higher interest expense.

Outlook

As we look ahead to fiscal 2025, we anticipate net sales growth in both the FSG and ETG, driven primarily by organic growth supported by strong demand for the majority of our products. Additionally, we plan to drive growth through our recently completed acquisitions while positioning ourselves to capitalize on potential opportunities from future acquisitions. Our

Index
priorities include advancing the development of new products and services, further expanding market penetration, and maintaining our financial strength and flexibility, all with a strong emphasis on delivering long-term value to our shareholders.

Inflation

    We have generally experienced increases in our costs of labor, materials and services consistent with overall rates of inflation. The impact of such increases on net income attributable to HEICO has been generally minimized by efforts to lower costs through manufacturing efficiencies and cost reductions as well as selective price increases.

Liquidity and Capital Resources

    The following table summarizes our capitalization (in thousands):

	As of October 31,
	2024	2023
Cash and cash equivalents	$162,103	$171,048
Total debt (including current portion)	2,229,374	2,478,078
Shareholders’ equity	3,697,406	3,193,151
Total capitalization (debt plus equity)	5,926,780	5,671,229
Total debt to total capitalization	38%	44%

    Our principal uses of cash include acquisitions, capital expenditures, interest payments, cash dividends, distributions to noncontrolling interests and working capital needs. Capital expenditures in fiscal 2025 are anticipated to be approximately $65 to $70 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility.

    As of December 18, 2024, we had approximately $995 million of unused committed availability under the terms of our revolving credit facility. Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund our cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $672.4 million in fiscal 2024 and consisted primarily of net income from consolidated operations of $559.1 million, depreciation and amortization expense of $175.3 million (a non-cash item), net changes of $53.5 million included in the "Other" caption (principally the receipt of advance deposits on certain long-term customer contracts), net changes in other long-term liabilities and assets related to the HEICO Corporation Leadership Compensation Plan (the "LCP") of $21.6 million (principally participant deferrals and employer contributions), and $7.5 million of intangible asset impairment expense (a non-

Index
cash item), partially offset by a $143.0 million increase in net working capital. The increase in net working capital principally reflects a $132.9 million increase in inventories to support an increase in consolidated backlog.
Net cash provided by operating activities increased by $223.6 million (a 50% increase) in fiscal 2024, up from $448.7 million in fiscal 2023. The increase is principally attributable to a $114.7 million increase in net income from consolidated operations, a $63.5 million increase in the "Other" caption mainly from the previously mentioned receipt of advance long-term customer deposits in fiscal 2024, a $45.3 million increase in depreciation and amortization expense, a $9.1 million prior year impact from the amendment and termination of a contingent consideration agreement, an $8.1 million increase in net changes in other long-term liabilities and assets related to the LCP and a $7.5 million impact from intangible asset impairment expense, partially offset by a $25.6 million increase in net working capital mainly reflecting a $50.5 million increase in accrued expenses and other current liabilities and a $28.6 million increase in prepaid expenses and other current assets partially offset by a $44.8 million decrease in accounts receivable.

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

Investing Activities

Net cash used in investing activities totaled $293.2 million in fiscal 2024 and related primarily to acquisitions of $219.3 million, capital expenditures of $58.3 million, and LCP funding of $19.9 million. Further details regarding our acquisitions may be found in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.

Net cash used in investing activities totaled $2,484.5 million in fiscal 2023 and related primarily to acquisitions of $2,421.8 million, capital expenditures of $49.4 million, and LCP funding of $18.9 million.

Index
Financing Activities

Net cash used in financing activities in fiscal 2024 totaled $389.4 million. During fiscal 2024, we made $365.0 million of payments on our revolving credit facility and $34.3 million of distributions to noncontrolling interests, redeemed $29.9 million of common stock related to stock option exercises, paid $29.1 million of cash dividends on our common stock and $26.6 million to acquire certain noncontrolling interests, and made $24.8 million of contingent consideration payments and $13.9 million of net payments on short-term debt, partially offset by $130.0 million of borrowings on our revolving credit facility to fund certain fiscal 2024 acquisitions.

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

Borrowings under the Credit Facility accrue interest at our election of the Base Rate or Adjusted Term SOFR, plus in each case, the Applicable Rate (based on the Company’s Total Leverage Ratio), as such capitalized terms are defined in the Credit Facility. The Base Rate for any day is a fluctuating rate per annum equal to the highest of (i) the Prime Rate; (ii) the Federal Funds Rate plus .50%; and (iii) Adjusted Term SOFR for an Interest Period of one month plus 100 basis points. Adjusted Term SOFR is the rate per annum equal to Term SOFR plus a Term SOFR Adjustment of .10%; provided that Adjusted Term SOFR as so determined shall never be less than 0%. The Applicable Rate for SOFR Loans ranges from 1.125% to 2.00%. The Applicable Rate for Base Rate Loans ranges from .125% to 1.00%. A fee is charged on the amount of the unused commitment ranging from .15% to .35% (depending on the Company’s

Index
Total Leverage Ratio). The Credit Facility also includes a $200 million sublimit for swingline borrowings and $100 million sublimits for borrowings made in foreign currencies and for letters of credit. Outstanding principal, accrued and unpaid interest and other amounts payable under the Credit Facility may be accelerated upon an event of default, as such events are described in the Credit Facility. The Credit Facility is unsecured and contains covenants that require, among other things, the maintenance of a Total Leverage Ratio and an Interest Coverage Ratio, as such capitalized terms are defined in the Credit Facility. We were in compliance with all financial and nonfinancial covenants of the Credit Facility as of October 31, 2024.

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

Other Obligations and Commitments

The holders of equity interests in certain of our subsidiaries have rights (“Put Rights”) that require us to provide cash consideration for their equity interests (the “Redemption Amount”) at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period. As of October 31, 2024, management’s estimate of the aggregate Redemption Amount of all Put Rights that we could be required to pay is approximately $366.2 million, which is included within redeemable noncontrolling interests in our Consolidated Balance Sheet. The estimated aggregate Redemption Amount of the Put Rights that are currently puttable, previously put, or becoming puttable during fiscal 2025 is approximately $194.2 million, of which approximately $91.0 million would be payable in fiscal 2025 should all of the eligible associated noncontrolling interest holders elect to exercise their Put Rights during fiscal 2025. See Note 13, Redeemable Noncontrolling Interests, of the Notes to Consolidated Financial Statements for further information.

See Note 5, Short-Term and Long-Term Debt, of the Notes to Consolidated Financial Statements for information regarding our long-term debt obligations.

See Note 8, Fair Value Measurements, of the Notes to Consolidated Financial Statements for information pertaining to contingent consideration obligations. As of October 31, 2024, the estimated fair value of contingent consideration payable in fiscal 2025 was $8.4 million.

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

As of
October 31, 2024
Current assets (excluding net intercompany receivable from non-guarantor subsidiaries)	$1,642,341
Noncurrent assets	4,627,711
Net intercompany receivable from/ (payable to) non-guarantor subsidiaries	243,421
Current liabilities (excluding net intercompany payable to non-guarantor subsidiaries)	546,677
Noncurrent liabilities	2,793,193
Redeemable noncontrolling interests	243,277
Noncontrolling interests	49,900

Year ended
October 31, 2024
Net sales	$3,216,400
Gross profit	1,230,374
Operating income	697,691
Net income from consolidated operations	559,493
Net income attributable to HEICO	525,970

Year ended
October 31, 2024
Intercompany net sales	$12,493
Intercompany management fee	3,319
Intercompany interest income	8,738
Intercompany dividends	94,359

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

Valuation of Inventory

Inventory is reported at the lower of cost or net realizable value, determined using either the first-in, first-out method or the average cost basis. Any losses are recognized entirely in the period of identification.

We regularly assess the carrying value of inventory, considering factors such as its physical condition, sales trends, and anticipated future demand to estimate provisions for slow-moving, obsolete, or damaged inventory. Our inventory valuation reserves are established through analysis and estimates that consider many factors such as current order levels, forecasted demand, market conditions, and expected product life cycles. Changes in business or economic conditions, consumer confidence, market dynamics, demand fluctuations, evolving technology, or inaccurate demand projections may necessitate adjustments to these reserves. Should actual market conditions deviate from management's expectations, additional provisions for excess and obsolete inventory could be required and may be material to our results of operations. Changes in estimates did not have a material effect on net income from consolidated operations in fiscal 2024, 2023 and 2022.

Business Combinations

    We allocate the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired and liabilities and any noncontrolling interests assumed based on their estimated fair values, with any excess recorded as goodwill. Determining the fair value of assets acquired and liabilities and noncontrolling interests assumed requires management’s judgment and often involves the use of significant estimates and assumptions. For example, the fair value of intangible assets acquired considers forecasts of future cash flows, revenue, earnings, royalty rates, discount rates and asset lives. We determine the fair values of intangible assets acquired generally in consultation with third-party valuation advisors.

As part of the agreement to acquire certain subsidiaries, we may be obligated to pay contingent consideration should the acquired entity meet certain earnings objectives subsequent to the date of acquisition. As of the acquisition date, contingent consideration is recorded at fair value as determined through the use of a probability-based scenario analysis approach. Under

Index
this method, a set of discrete potential future subsidiary earnings is determined using internal estimates based on various revenue growth rate assumptions for each scenario. A probability of likelihood is then assigned to each discrete potential future earnings estimate and the resultant contingent consideration is calculated and discounted using a weighted average discount rate reflecting the credit risk of HEICO. Changes in either the revenue growth rates, related earnings or the discount rate could result in a material change to the amount of contingent consideration accrued. As of October 31, 2024 and 2023, $30.2 million and $71.1 million of contingent consideration was accrued within our Consolidated Balance Sheets, respectively. During fiscal 2024, 2023 and 2022, such fair value measurement adjustments resulted in net decreases to SG&A expenses of ($9.9) million, ($.7) million and ($7.6) million, respectively. For further information regarding our contingent consideration arrangements, see Note 8, Fair Value Measurements, of the Notes to Consolidated Financial Statements.

Valuation of Goodwill and Other Intangible Assets

We test goodwill for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value. When testing goodwill for impairment, we may perform a qualitative assessment as the initial step for all or selected reporting units. We are also allowed to bypass the qualitative analysis and perform a quantitative analysis if desired.

When performing the qualitative test, we consider factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative impairment test. When performing the quantitative impairment test, we compare the fair value of each of our reporting units to its carrying value to determine potential impairment and an impairment loss is recognized in the amount by which the carrying value of a reporting unit’s goodwill exceeds its fair value. The fair values of our reporting units are determined using a weighted average of a market approach and an income approach. The market approach estimates the value of reporting units by comparing to guideline public companies or guideline transactions. Various valuation multiples are calculated utilizing financial data of companies that are economically and operationally similar resulting in ranges of multiples. Judgmental adjustments are often necessary to ensure comparability. The selection of the appropriate multiple within a range requires judgement, considering various qualitative and quantitative factors. Changes in assumptions or estimates could materially affect the estimated fair value of our reporting units and the potential for impairment. The income approach estimates fair value by taking estimated future cash flows that are based on internal projections and other assumptions deemed reasonable by management and discounting them using an estimated weighted average cost of capital. Assumptions used in the analysis include estimated future revenues and expenses, the weighted average cost of working capital, capital expenditures, and other variables. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Based on the annual goodwill impairment test as of October 31,

Index
2024, 2023 and 2022, we determined there was no impairment of our goodwill. The fair value of each of our reporting units calculated as part of our quantitative impairment test significantly exceeded its carrying value as of October 31, 2024.

We test each non-amortizing intangible asset (principally trade names) for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. To derive the fair value of our trade names, we utilize an income approach, which relies upon management's assumptions of royalty rates, projected revenues and discount rates. We also test each amortizing intangible asset for impairment if events or circumstances indicate that the asset might be impaired. The test consists of determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. The determination of fair value requires us to make a number of estimates, assumptions and judgments of underlying factors such as projected revenues and related earnings as well as discount rates. Based on the intangible impairment tests conducted, we recognized an aggregate impairment loss of $7.5 million during fiscal 2024, an immaterial impairment loss in fiscal 2023 and no impairment loss in fiscal 2022. The impairment loss we recognized in fiscal 2024 related to the write-down of trade names at two ETG subsidiaries due to a reduction in the expected future cash flows associated with such intangible assets. The impairment loss was recorded as a component of SG&A expenses in the Company's Consolidated Statement of Operations. See Note 8, Fair Value Measurements, for additional information regarding the Company’s fiscal 2024 impairment loss.

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

Index
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

•Cybersecurity events or other disruptions of our information technology systems could adversely affect our business; and

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

Index
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

    We have exposure to interest rate risk, mainly related to our revolving credit facility, which has variable interest rates. Interest rate risk associated with our variable rate debt is the potential increase in interest expense from an increase in interest rates. Based on our aggregate outstanding variable rate debt balance of $1,015.0 million as of October 31, 2024, a hypothetical 10% increase in interest rates would not have a material effect on our results of operations, financial position or cash flows. We also maintain a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase.
Due to the short duration of these financial instruments, a hypothetical 10% increase in interest rates as of October 31, 2024 would not have a material effect on our results of operations, financial position or cash flows.

Foreign Currency Risk

    We have several foreign subsidiaries that utilize a functional currency other than the U.S. dollar, or principally the Euro. Accordingly, changes in exchange rates between such foreign currencies and the U.S. dollar will affect the translation of the financial results of our foreign subsidiaries into the U.S. dollar for purposes of reporting our consolidated financial results. A hypothetical 10% weakening in the exchange rate of the Euro to the U.S. dollar as of October 31, 2024 would not have a material effect on our results of operations, financial position or cash flows.

Index
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEICO CORPORATION AND SUBSIDIARIES

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HEICO Corporation
Hollywood, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HEICO Corporation and subsidiaries (the "Company") as of October 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended October 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 19, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Index
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Finance/ Audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventories, net - Flight Support Group - Refer to Notes 1 and 3 to the financial statements

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

•We evaluated the accuracy and completeness of the valuation reserve by developing an expectation of the reserve balance at the business unit level and comparing it to the recorded balance.

•We tested changes in the inventory valuation reserve and evaluated whether such changes were the result of the sale or write off of inventory parts or the result of changes in the significant assumptions used to develop the valuation reserve.

/s/ DELOITTE & TOUCHE LLP

Miami, Florida
December 19, 2024
We have served as the Company's auditor since 1990.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of October 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$162,103	$171,048
Accounts receivable, net	538,487	509,075
Contract assets	112,235	111,702
Inventories, net	1,170,949	1,013,680
Prepaid expenses and other current assets	78,518	49,837
Total current assets	2,062,292	1,855,342

Property, plant and equipment, net	339,034	321,848
Goodwill	3,380,295	3,274,327
Intangible assets, net	1,334,774	1,357,281
Other assets	476,427	386,265
Total assets	$7,592,822	$7,195,063

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current maturities of long-term debt	$4,107	$17,801
Trade accounts payable	198,429	205,893
Accrued expenses and other current liabilities	427,781	433,101
Income taxes payable	33,534	8,547
Total current liabilities	663,851	665,342

Long-term debt, net of current maturities	2,225,267	2,460,277
Deferred income taxes	114,156	131,846
Other long-term liabilities	525,986	379,640
Total liabilities	3,529,260	3,637,105

Commitments and contingencies (Note 16)

Redeemable noncontrolling interests (Note 13)	366,156	364,807

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 shares authorized; 54,986 and 54,721 shares issued and outstanding	550	547
Class A Common Stock, $.01 par value per share; 150,000 shares authorized; 83,827 and 83,507 shares issued and outstanding	838	835
Capital in excess of par value	599,399	578,809
Deferred compensation obligation	7,272	6,318
HEICO stock held by irrevocable trust	(7,272)	(6,318)
Accumulated other comprehensive loss	(26,076)	(40,180)
Retained earnings	3,062,166	2,605,984
Total HEICO shareholders’ equity	3,636,877	3,145,995
Noncontrolling interests	60,529	47,156
Total shareholders’ equity	3,697,406	3,193,151
Total liabilities and equity	$7,592,822	$7,195,063
The accompanying notes are an integral part of these consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended October 31,
	2024	2023	2022

Net sales	$3,857,669	$2,968,105	$2,208,322

Operating costs and expenses:
Cost of sales	2,355,943	1,814,617	1,345,563
Selling, general and administrative expenses	677,271	528,149	365,915

Total operating costs and expenses	3,033,214	2,342,766	1,711,478

Operating income	824,455	625,339	496,844

Interest expense	(149,313)	(72,984)	(6,386)
Other income	2,444	2,928	565

Income before income taxes and noncontrolling interests	677,586	555,283	491,023

Income tax expense	118,500	110,900	100,400

Net income from consolidated operations	559,086	444,383	390,623

Less: Net income attributable to noncontrolling interests	44,977	40,787	38,948

Net income attributable to HEICO	$514,109	$403,596	$351,675

Net income per share attributable to HEICO shareholders:
Basic	$3.71	$2.94	$2.59
Diluted	$3.67	$2.91	$2.55

Weighted average number of common shares outstanding:
Basic	138,455	137,185	136,010
Diluted	140,198	138,905	138,037

The accompanying notes are an integral part of these consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended October 31,
	2024	2023	2022

Net income from consolidated operations	$559,086	$444,383	$390,623
Other comprehensive income (loss):
Foreign currency translation adjustments	13,983	6,905	(40,078)
Unrealized gain on defined benefit pension plan, net of tax	554	59	368
Amortization of unrealized loss on defined benefit pension plan, net of tax	52	56	65
Total other comprehensive income (loss)	14,589	7,020	(39,645)
Comprehensive income from consolidated operations	573,675	451,403	350,978
Net income attributable to noncontrolling interests	44,977	40,787	38,948
Foreign currency translation adjustments attributable to noncontrolling interests	485	701	(1,698)
Comprehensive income attributable to noncontrolling interests	45,462	41,488	37,250
Comprehensive income attributable to HEICO	$528,213	$409,915	$313,728

The accompanying notes are an integral part of these consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2023	$364,807	$547	$835	$578,809	$6,318	($6,318)	($40,180)	$2,605,984	$47,156	$3,193,151
Comprehensive income	31,134	—	—	—	—	—	14,104	514,109	14,328	542,541
Cash dividends ($.21 per share)	—	—	—	—	—	—	—	(29,069)	—	(29,069)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	1	15,994	—	—	—	—	—	15,996
Share-based compensation expense	—	—	—	18,775	—	—	—	—	—	18,775
Proceeds from stock option exercises	—	3	3	7,945	—	—	—	—	—	7,951
Redemptions of common stock related to stock option exercises	—	(1)	(1)	(29,910)	—	—	—	—	—	(29,912)
Distributions to noncontrolling interests	(33,478)	—	—	—	—	—	—	—	(955)	(955)
Acquisitions of noncontrolling interests	(26,567)	—	—	—	—	—	—	—	—	—
Noncontrolling interests assumed related to acquisitions	8,783	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	29,143	—	—	—	—	—	—	(29,143)	—	(29,143)
Deferred compensation obligation	—	—	—	—	954	(954)	—	—	—	—
Other	(7,666)	—	—	7,786	—	—	—	285	—	8,071
Balances as of October 31, 2024	$366,156	$550	$838	$599,399	$7,272	($7,272)	($26,076)	$3,062,166	$60,529	$3,697,406

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2022	$327,601	$545	$821	$397,337	$5,297	($5,297)	($46,499)	$2,253,932	$42,170	$2,648,306
Comprehensive income	29,565	—	—	—	—	—	6,319	403,596	11,923	421,838
Cash dividends ($.20 per share)	—	—	—	—	—	—	—	(27,370)	—	(27,370)
Issuance of common stock for an acquisition	—	—	11	161,362	—	—	—	—	—	161,373
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	13,677	—	—	—	—	—	13,677
Share-based compensation expense	—	—	—	15,475	—	—	—	—	—	15,475
Proceeds from stock option exercises	—	2	3	6,708	—	—	—	—	—	6,713
Redemptions of common stock related to stock option exercises	—	—	—	(14,847)	—	—	—	—	—	(14,847)
Distributions to noncontrolling interests	(29,654)	—	—	—	—	—	—	—	(6,937)	(6,937)
Acquisitions of noncontrolling interests	(1,059)	—	—	(1,674)	—	—	—	—	—	(1,674)
Noncontrolling interests assumed related to acquisitions	12,137	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	23,866	—	—	—	—	—	—	(23,866)	—	(23,866)
Deferred compensation obligation	—	—	—	—	1,021	(1,021)	—	—	—	—
Other	2,351	—	—	771	—	—	—	(308)	—	463
Balances as of October 31, 2023	$364,807	$547	$835	$578,809	$6,318	($6,318)	($40,180)	$2,605,984	$47,156	$3,193,151
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

Index
HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended October 31,
	2024	2023	2022
Operating Activities:
Net income from consolidated operations	$559,086	$444,383	$390,623
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	175,331	130,043	96,333
Share-based compensation expense	18,775	15,475	12,646
Employer contributions to HEICO Savings and Investment Plan	17,617	15,276	12,180
Impairment of intangible assets	7,500	—	—
Deferred income tax (benefit) provision	(22,002)	(26,531)	8,876
Decrease in accrued contingent consideration, net	(9,884)	(686)	(7,631)
Payment of contingent consideration	(6,203)	(6,299)	—
Amendment and termination of contingent consideration agreement	—	(9,057)	—
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(20,815)	(65,595)	(29,272)
Decrease (increase) in contract assets	1,294	(11,642)	(4,148)
Increase in inventories	(132,934)	(124,782)	(89,186)
(Increase) decrease in prepaid expenses and other current assets	(23,029)	5,599	(10,077)
(Decrease) increase in trade accounts payable	(9,823)	10,975	25,567
Increase in accrued expenses and other current liabilities	22,095	72,589	34,122
Increase (decrease) in income taxes payable	20,220	(4,505)	11,597
Net changes in other long-term liabilities and assets related to HEICO Leadership Compensation Plan	21,618	13,512	15,398
Other	53,524	(10,020)	828
Net cash provided by operating activities	672,370	448,735	467,856

Investing Activities:
Acquisitions, net of cash acquired	(219,293)	(2,421,788)	(347,308)
Capital expenditures	(58,261)	(49,434)	(31,982)
Investments related to HEICO Leadership Compensation Plan	(19,910)	(18,892)	(15,300)
Other	4,264	5,647	(1,239)
Net cash used in investing activities	(293,200)	(2,484,467)	(395,829)

Financing Activities:
Payments on revolving credit facility	(365,000)	(989,000)	(212,000)
Proceeds from issuance of senior unsecured notes	—	1,189,452	—
Borrowings on revolving credit facility	130,000	1,964,000	262,000
Distributions to noncontrolling interests	(34,318)	(36,591)	(25,092)
Redemptions of common stock related to stock option exercises	(29,912)	(14,847)	(25,946)
Cash dividends paid	(29,069)	(27,370)	(24,466)
Acquisitions of noncontrolling interests	(26,567)	(2,733)	(8,735)
Payment of contingent consideration	(24,797)	(12,610)	(320)
Payments on short-term debt, net	(13,924)	(1,593)	—
Debt issuance costs	—	(10,060)	(1,010)
Proceeds from stock option exercises	7,951	6,713	2,352
Other	(3,757)	(312)	(616)
Net cash (used in) provided by financing activities	(389,393)	2,065,049	(33,833)

Effect of exchange rate changes on cash	1,278	2,227	(6,988)

Net (decrease) increase in cash and cash equivalents	(8,945)	31,544	31,206
Cash and cash equivalents at beginning of year	171,048	139,504	108,298
Cash and cash equivalents at end of year	$162,103	$171,048	$139,504

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

In Note 15, Operating Segments, the Company’s long-lived asset amounts for fiscal years 2023 and 2022 have been adjusted to align with the current year presentation and now include the Company's operating lease right-of-use assets for those periods.

    The consolidated financial statements include the financial accounts of HEICO Corporation and its direct subsidiaries, all of which are wholly owned except for HEICO Aerospace, which is 20% owned by Lufthansa Technik AG ("LHT"), the technical services subsidiary of Lufthansa German Airlines. HFSC consolidates six subsidiaries which are 74%, 82%, 84%, 90.1%, 89% and 96% owned, respectively, two subsidiaries that are each 90% owned and five subsidiaries that are each 80.1% owned. In addition, HEICO Aerospace consolidates a joint venture, which is 84% owned. HEICO Electronic consolidates four subsidiaries that are each 80.1% owned, two subsidiaries that are each 75% owned, and nine subsidiaries which are 80.4%, 82.5%, 87.9%, 88.8%, 90%, 90.7%, 92.5%, 92.7% and 95.9% owned, respectively. Certain subsidiaries of HEICO Electronic consolidate subsidiaries that are less than wholly owned. See Note 13, Redeemable Noncontrolling Interests. All intercompany balances and transactions are eliminated.

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

Index
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

Contract Assets and Contract Liabilities

    Contract assets (unbilled receivables) represent revenue recognized on contracts using an over-time recognition model in excess of amounts invoiced to the customer. Contract liabilities (deferred revenue) represent customer advances and billings in excess of revenue recognized and are included within accrued expenses and other current liabilities and other long-term liabilities in the Company’s Consolidated Balance Sheets. See Note 6, Revenue, for additional information regarding the Company's contract assets and contract liabilities.

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

Index
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

Index
contain any material residual value guarantees or restrictive covenants. See Note 9, Leases, for additional information regarding the Company’s accounting policy for leases.

Business Combinations

    The Company allocates the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired and liabilities and any noncontrolling interests assumed based on their estimated fair values, with any excess recorded as goodwill. The operating results of acquired businesses are included in the Company’s results of operations beginning as of their effective acquisition dates. Acquisition costs were not material in fiscal 2024 and 2022. Acquisition costs totaled $25.4 million in fiscal 2023 of which $21.6 million was recorded as a component of selling, general and administrative ("SG&A") expenses and $3.8 million was recorded to interest expense in the Company's Consolidated Statement of Operations. See Note 2, Acquisitions, for additional information regarding the Company's fiscal 2023 acquisition costs.

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

The Company’s intangible assets not subject to amortization consist principally of its trade names. The Company’s intangible assets subject to amortization are amortized on the

Index
straight-line method (except for customer relationships, which are amortized on an accelerated method) over the following estimated useful lives:

Customer relationships	3	to	17	years
Intellectual property	3	to	22	years
Other	5	to	19	years
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

Defined Benefit Pension Plan

    In connection with a prior acquisition, the Company assumed a frozen qualified defined benefit pension plan (the "Plan"). The Plan's benefits are based on employee compensation and years of service; however, the accrued benefit for Plan participants was fixed as of the date of

Index
acquisition. The Company uses an actuarial valuation to determine the projected benefit obligation of the Plan and records the difference between the fair value of the Plan's assets and the projected benefit obligation as of October 31 in other long-term liabilities in its Consolidated Balance Sheets, but reclassifies any excess funded amounts to other long-term assets. Additionally, any actuarial gain or loss that arises during a fiscal year that is not recognized as a component of net periodic pension income or expense is recorded as a component of other comprehensive income or (loss), net of tax. The following table presents the fair value of the Plan's assets and projected benefit obligation as of October 31, for each of the last two fiscal years (in thousands):

	As of October 31,
	2024	2023
Fair value of plan assets	$11,165	$10,025
Projected benefit obligation	9,875	9,592
Funded status	$1,290	$433
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

Index
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

Index
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

Changes in estimates that result in adjustments to net sales and cost of sales are recognized as necessary in the period they become known on a cumulative catch-up basis. Changes in estimates did not have a material effect on net income from consolidated operations in fiscal 2024, 2023 and 2022.

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

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. The ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment's profit or loss in assessing segment performance and deciding how to allocate resources. Additionally, ASU 2023-07 requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, or in fiscal 2025 for HEICO, and interim reporting periods within fiscal years beginning one year later. Early adoption is permitted. The adoption of this guidance will not affect the Company's consolidated results of operations, financial position or cash flows and the Company is currently evaluating the effect the guidance will have on its disclosures.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires more detailed disclosures about specified categories of expenses (including purchases of inventory, employee compensation, intangible asset amortization, and depreciation) included in certain expense captions presented on the face of the income statement (such as cost of sales and SG&A expenses). ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, or in fiscal 2028 for HEICO, and interim reporting periods within fiscal years beginning one year later. Early adoption is permitted. The adoption of this guidance will not affect the Company's consolidated results of operations, financial position or cash flows and the Company is currently evaluating the effect the guidance will have on its disclosures.

Index
2.    ACQUISITIONS

Wencor Acquisition

On August 4, 2023, the Company acquired Wencor Group ("Wencor") from affiliates of Warburg Pincus LLC and Wencor’s management (the “Wencor Acquisition”). The Wencor Acquisition was completed pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, its newly formed wholly owned subsidiary Magnolia MergeCo Inc. (“Merger Sub”), Jazz Parent, Inc., the owner of Wencor (“Target”), and Jazz Topco GP LLC, solely in its capacity as representative for purposes of certain provisions of the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub merged with and into the Target, and the Target continued as the surviving entity and a wholly owned subsidiary of the Company. Subsequent to the acquisition date, the Company integrated Wencor into the FSG. Wencor is a large commercial and military aircraft aftermarket company offering factory-new FAA-approved aircraft replacement parts, value-added distribution of high-use commercial and military aftermarket parts, and aircraft and engine accessory component repair and overhaul services. Wencor expands the Company’s aftermarket product offerings, enabling the combined company to offer even greater savings and capabilities to its customers, while expanding its new products and services development capacity. The aggregate purchase price consisted of $1.9 billion in cash, subject to certain working capital, debt and other customary adjustments, and 1,137,628 shares of HEICO Class A Common Stock. The cash consideration was paid using proceeds from the Company's revolving credit facility and from the sale of senior unsecured notes. See Note 5, Short-Term and Long-Term Debt, for additional information. The total consideration included an accrual of $17.0 million as of the acquisition date representing the estimated fair value of contingent consideration the Company may have been obligated to pay in accordance with an agreement it assumed related to an acquisition Wencor consummated in fiscal 2023 prior to the Wencor Acquisition. See Note 8, Fair Value Measurements, for additional information regarding the Company’s contingent consideration obligation.

The following table summarizes the total consideration for the acquisition of Wencor (in thousands):

Cash paid	$1,923,098
Less: cash acquired	(29,984)
Cash paid, net	1,893,114
Issuance of common stock for an acquisition	161,373
Additional purchase consideration	(121)
Total consideration paid, net	$2,054,366

Index
The following table summarizes the allocation of the total consideration for the acquisition of Wencor to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands):

Assets acquired:
Goodwill	$1,260,085
Customer relationships	397,400
Intellectual property	120,400
Trade names	53,200
Inventories	250,798
Accounts receivable	105,872
Property, plant and equipment	36,251
Contract assets	5,276
Other assets	30,230
Total assets acquired, excluding cash	2,259,512

Liabilities assumed:
Accrued expenses	63,024
Accounts payable	56,187
Deferred income taxes	56,753
Other liabilities	29,182
Total liabilities assumed	205,146

Net assets acquired, excluding cash	$2,054,366

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

Index
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

The following table summarizes the allocation of the total consideration for the acquisition of Exxelia to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed (in thousands):

Assets acquired:
Goodwill	$328,197
Customer relationships	61,943
Intellectual property	44,044
Trade names	21,703
Property, plant and equipment	54,452
Inventories	50,481
Accounts receivable	41,708
Other assets	13,946
Total assets acquired, excluding cash	616,474

Liabilities assumed:
Deferred income taxes	31,327
Accounts payable	21,773
Accrued expenses	18,159
Short-term debt	15,082
Other liabilities	13,982
Total liabilities assumed	100,323

Noncontrolling interests in consolidated subsidiaries	12,155

Net assets acquired, excluding cash	$503,996

The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of Exxelia and the value of its assembled workforce that do not qualify for separate recognition, however, benefit both the Company and the noncontrolling interest holders. The fair value of the noncontrolling interests were determined

Index
based on the consideration paid by the Company for its controlling ownership interest adjusted for a lack of control that a market participant would consider when estimating the fair value of the noncontrolling interest. The weighted-average amortization periods of the customer relationships, intellectual property and trade names acquired are 15 years, 15 years and indefinite, respectively. Acquisition costs associated with the purchase of Exxelia totaled $5.5 million, of which $5.1 million was incurred in fiscal 2023, and were recorded to SG&A expenses in the Company's Consolidated Statement of Operations. The operating results of Exxelia were included in the Company’s results of operations from the effective acquisition date. The Company's consolidated net sales for the fiscal year ended October 31, 2023 includes approximately $179.0 million from the acquisition of Exxelia. Net income attributable to HEICO for the fiscal year ended October 31, 2023 was not materially impacted by the acquisition of Exxelia.

Had the acquisition of Exxelia occurred as of November 1, 2021, net sales on a pro forma basis for fiscal 2023 would not have been materially different than the reported amount and net sales on a pro forma basis for fiscal 2022 would have been $2,402.5 million. Additionally, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for fiscal 2023 and 2022 would not have been materially different than the reported amounts. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place as of November 1, 2021. The unaudited pro forma financial information includes adjustments to historical amounts such as increased interest expense associated with borrowings to finance the acquisition, the reclassification of acquisition costs associated with the purchase of Exxelia from fiscal 2023 to fiscal 2022, additional amortization expense related to the intangible assets acquired, and inventory purchase accounting adjustments charged to cost of sales as the inventory is sold.

Other Acquisitions

In October 2024, the Company, through a subsidiary of HEICO Electronic, acquired 87.9% of the stock of Mid Continent Controls, Inc. (“MC2”). The remaining 12.1% interest continues to be owned by certain members of MC2's management team. See Note 13, Redeemable Noncontrolling Interests, for additional information. MC2 designs and manufacturers proprietary in-cabin power and entertainment components and subsystems for business jets. The purchase price of this acquisition was paid in cash using cash provided by operating activities.

In September 2024, the Company, through a subsidiary of HEICO Electronic, acquired 92.5% of the stock of Marway Power Solutions, Inc. (“Marway”). The remaining 7.5% interest continues to be owned by certain members of Marway's management team. See Note 13, Redeemable Noncontrolling Interests, for additional information. Marway designs and manufacturers power distribution solutions for mission-critical systems deployed in defense, aerospace, communications, test & measurement, and industrial applications on land, air, and

Index
sea. The purchase price of this acquisition was paid in cash using cash provided by operating activities.

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

In December 2023, the Company, through a subsidiary of HFSC, entered into an exclusive license and acquired certain assets from Honeywell International for the capability to support the Boeing 737NG/777 Cockpit Display and Legacy Displays product lines. The transaction provides the HFSC subsidiary with the exclusive capability to produce, sell, and repair Boeing 737NG/777 Cockpit Displays as well as other Legacy Displays for the Boeing 717, ATR, and select business and general aviation aircraft. As part of this transaction, in May 2024, the same HFSC subsidiary completed an additional arrangement with Honeywell International under which it acquired licenses and certain assets to further enhance the manufacturing of new products, including screens for a military variant of the Boeing 737NG/777 Cockpit Display and Legacy Displays. The purchase price of the May 2024 transaction was paid in cash using cash provided by operating activities.

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

In September 2022, the Company, through a subsidiary of HEICO Electronic, acquired 80.36% of the stock of Ironwood Electronics, Inc. ("Ironwood"). Ironwood designs and manufactures high performance test sockets and adapters for both engineering and production use of semiconductor devices. The remaining 19.64% interest continues to be owned by certain members of Ironwood's management team. See Note 13, Redeemable Noncontrolling Interests, for additional information. The total consideration includes an accrual of $6.4 million as of the acquisition date representing the estimated fair value of contingent consideration the Company may have been obligated to pay if Ironwood met certain earnings objectives following the

Index
acquisition. See Note 8, Fair Value Measurements, for additional information regarding the Company’s contingent consideration obligation.

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

Index
The following table summarizes the aggregate total consideration for the Company's other acquisitions based on the year of acquisition (in thousands):

	Year ended October 31,
	2024	2023	2022
Cash paid	$221,239	$20,000	$348,606
Less: cash acquired	(2,154)	—	(1,815)
Cash paid, net	219,085	20,000	346,791
Issuance of common stock for an acquisition	—	—	75,005
Contingent consideration	—	—	29,732
Additional purchase consideration	5,028	—	5,758
Total consideration	$224,113	$20,000	$457,286

The following table summarizes the allocation of the aggregate total consideration for the Company's other acquisitions to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed (in thousands, and based on the year of acquisition):

	Year ended October 31,
	2024	2023	2022
Assets acquired:
Goodwill	$99,237	$8,246	$244,620
Customer relationships	54,580	8,740	131,479
Intellectual property	39,690	2,870	45,165
Trade names	10,900	—	41,784
Inventories	23,517	86	23,974
Accounts receivable	7,057	—	24,353
Property, plant and equipment	5,154	58	25,974
Contract assets	—	—	10,607
Other assets	1,128	—	5,965
Total assets acquired, excluding cash	241,263	20,000	553,921

Liabilities assumed:
Deferred income taxes	2,678	—	21,684
Accrued expenses	3,966	—	10,146
Accounts payable	1,238	—	7,575
Other liabilities	485	—	560
Total liabilities assumed	8,367	—	39,965

Noncontrolling interests in consolidated subsidiaries	8,783	—	56,670

Net assets acquired, excluding cash	$224,113	$20,000	$457,286

Index
The following table summarizes the weighted average amortization period of the definite-lived intangible assets acquired in connection with the Company's other fiscal 2024, 2023 and 2022 acquisitions (in years):

	Year ended October 31,
	2024	2023	2022
Customer relationships	11	8	15
Intellectual property	11	8	13

The allocation of the total consideration for the fiscal 2024 acquisitions to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's consolidated financial statements. The allocation of the total consideration for the other fiscal 2023 and fiscal 2022 acquisitions to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is final and inclusive of any measurement period adjustments made during the respective subsequent fiscal year, which were immaterial. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of the businesses acquired and the value of their assembled workforces that do not qualify for separate recognition, which, in the case of MC2, Marway, Ironwood, Accurate and Pioneer benefit both the Company and the noncontrolling interest holders. The fair value of the noncontrolling interests in these entities was determined based on the consideration paid by the Company for its controlling ownership interest adjusted for a lack of control that a market participant would consider when estimating the fair value of the noncontrolling interest.

The operating results of the fiscal 2024, other fiscal 2023, and fiscal 2022 acquisitions were included in the Company’s results of operations as of each effective acquisition date. The amount of net sales and earnings of the fiscal 2024, other fiscal 2023, and fiscal 2022 acquisitions included in the Consolidated Statement of Operations for the respective acquisition fiscal year is not material. Had the fiscal 2024 acquisitions occurred as of November 1, 2022, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO on a pro forma basis for fiscal 2024 and 2023 would not have been materially different than the reported amounts. Had the other fiscal 2023 acquisition occurred as of November 1, 2021, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO on a pro forma basis for fiscal 2023 and 2022 would not have been materially different than the reported amounts. Had the fiscal 2022 acquisitions occurred as of November 1, 2020, net sales on a pro forma basis for fiscal 2022 would have been $2,325.2 million and net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for fiscal 2022 would not have been materially different than the reported amounts.

Index
3.    SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	As of October 31,
(in thousands)	2024	2023
Accounts receivable	$550,281	$521,696
Less: Allowance for doubtful accounts	(11,794)	(12,621)
Accounts receivable, net	$538,487	$509,075

Inventories

	As of October 31,
(in thousands)	2024	2023
Finished products	$684,578	$622,395
Work in process	99,107	79,789
Materials, parts, assemblies and supplies	387,264	311,496
Inventories, net of valuation reserves	$1,170,949	$1,013,680

Property, Plant and Equipment

	As of October 31,
(in thousands)	2024	2023
Land	$19,974	$19,706
Buildings and improvements	217,554	202,499
Machinery, equipment and tooling	422,500	386,602
Construction in progress	35,432	25,867
	695,460	634,674
Less: Accumulated depreciation and amortization	(356,426)	(312,826)
Property, plant and equipment, net	$339,034	$321,848

The amounts set forth above include tooling costs having a net book value of $7.0 million and $6.5 million as of October 31, 2024 and 2023, respectively. Amortization expense on capitalized tooling was $2.3 million, $2.3 million and $2.5 million in fiscal 2024, 2023 and 2022, respectively.

Depreciation and amortization expense, exclusive of tooling, on property, plant and equipment was $49.1 million, $40.3 million and $30.3 million in fiscal 2024, 2023 and 2022, respectively.

Index
Accrued Expenses and Other Current Liabilities

	As of October 31,
(in thousands)	2024	2023
Accrued employee compensation and related payroll taxes	$202,273	$181,906
Contract liabilities	83,903	87,556
Accrued customer rebates and credits	24,291	24,508
Current operating lease liabilities	23,422	20,503
Accrued interest	17,462	18,705
Contingent consideration	8,437	37,305
Other	67,993	62,618
Accrued expenses and other current liabilities	$427,781	$433,101

The increase in accrued employee compensation and related payroll taxes principally reflects a higher level of accrued performance-based compensation resulting from the improved consolidated operating results. See Note 8, Fair Value Measurements, for additional information regarding the Company's contingent consideration obligations. The total customer rebates and credits deducted within net sales in fiscal 2024, 2023 and 2022 was $12.0 million, $9.4 million and $7.6 million, respectively.

Other Long-Term Assets and Liabilities

    The Company provides eligible employees, officers and directors of the Company the opportunity to voluntarily defer base salary, bonus payments, commissions, long-term incentive awards and directors fees, as applicable, on a pre-tax basis through the HEICO Corporation Leadership Compensation Plan (the “LCP”), a nonqualified deferred compensation plan that conforms to Section 409A of the Internal Revenue Code. The Company matches 50% of the first 6% of base salary deferred by each participant. Director fees that would otherwise be payable in Company common stock may be deferred into the LCP, and, when distributable, are distributed in actual shares of Company common stock. The deferred compensation obligation associated with Company common stock is recorded as a component of shareholders’ equity at cost and subsequent changes in fair value are not reflected in operations or shareholders’ equity of the Company. Further, while the Company has no obligation to do so, the LCP also provides the Company the opportunity to make discretionary contributions. The Company’s matching contributions and any discretionary contributions are subject to vesting and forfeiture provisions set forth in the LCP. Company contributions to the LCP charged to income in fiscal 2024, 2023 and 2022 totaled $11.1 million, $9.2 million and $7.2 million, respectively. The aggregate liabilities of the LCP were $315.0 million and $226.2 million as of October 31, 2024 and 2023, respectively, and are classified within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets. The assets of the LCP, totaling $317.2 million and $233.5 million as of October 31, 2024 and 2023, respectively, are classified within other assets in the Company's Consolidated Balance Sheets and principally represent cash surrender values of life insurance policies that are held within an irrevocable trust

Index
that may be used to satisfy the obligations of the LCP. Additional information regarding the assets of the LCP may be found in Note 8, Fair Value Measurements.

Research and Development Expenses

    The amount of new product research and development ("R&D") expenses included in cost of sales is as follows (in thousands):

	Year ended October 31,
	2024	2023	2022
R&D expenses	$111,265	$95,773	$76,061

Accumulated Other Comprehensive Loss

    Changes in the components of accumulated other comprehensive loss during fiscal 2024 and 2023 are as follows (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balances as of October 31, 2022	($45,369)	($1,130)	($46,499)
Unrealized gain	6,204	59	6,263
Amortization of unrealized loss	—	56	56
Balances as of October 31, 2023	(39,165)	(1,015)	(40,180)
Unrealized gain	13,498	554	14,052
Amortization of unrealized loss	—	52	52
Balances as of October 31, 2024	($25,667)	($409)	($26,076)

Index
4.    GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill by operating segment during fiscal 2024 and 2023 are as follows (in thousands):

	Segment		Consolidated
	FSG	ETG	Totals
Balances as of October 31, 2022	$561,961	$1,110,464	$1,672,425
Goodwill acquired	1,260,507	335,630	1,596,137
Foreign currency translation adjustments	2,793	2,394	5,187
Adjustments to goodwill	(956)	1,534	578
Balances as of October 31, 2023	1,824,305	1,450,022	3,274,327
Goodwill acquired	57,978	41,259	99,237
Foreign currency translation adjustments	696	5,643	6,339
Adjustments to goodwill	(421)	813	392
Balances as of October 31, 2024	$1,882,558	$1,497,737	$3,380,295

    The goodwill acquired during fiscal 2024 and 2023 pertains to the acquisitions consummated in those respective years as described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed. Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Consolidated Statements of Comprehensive Income. The adjustments to goodwill in fiscal 2024 and 2023 represent immaterial measurement period adjustments to the allocation of the purchase consideration of the respective prior year acquisitions. The Company estimates that $80 million and $131 million of the goodwill acquired in fiscal 2024 and 2023, respectively, will be deductible for income tax purposes. Based on the annual test for goodwill impairment as of October 31, 2024, the Company determined there was no impairment of its goodwill.

    Identifiable intangible assets consist of the following (in thousands):

	As of October 31, 2024			As of October 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$1,013,847	($307,531)	$706,316	$967,090	($227,089)	$740,001
Intellectual property	471,516	(137,188)	334,328	448,336	(121,503)	326,833
Other	8,575	(7,708)	867	8,685	(7,404)	1,281
	1,493,938	(452,427)	1,041,511	1,424,111	(355,996)	1,068,115
Non-Amortizing Assets:
Trade names	293,263	—	293,263	289,166	—	289,166
	$1,787,201	($452,427)	$1,334,774	$1,713,277	($355,996)	$1,357,281

Index
During fiscal 2024, the Company recognized impairment losses aggregating $7.5 million from the write-down of trade names at two ETG subsidiaries due to a reduction in the expected future cash flows associated with each such intangible asset. The impairment losses were recorded as a component of SG&A expenses in the Company's Consolidated Statement of Operations. See Note 8, Fair Value Measurements, for additional information regarding the Company’s impairment losses.

As further disclosed in Note 2, Acquisitions, the following table summarizes the weighted average amortization period of the definite-lived intangible assets acquired in total and by major asset class in connection with the Company's fiscal 2024, 2023 and 2022 acquisitions (in years):

	Year ended October 31,
	2024	2023	2022
Customer relationships	11	13	15
Intellectual property	11	14	13
Total	11	13	14

    Amortization expense related to intangible assets was $122.3 million, $85.9 million and $62.5 million in fiscal 2024, 2023 and 2022, respectively. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $122.5 million in fiscal 2025, $116.8 million in fiscal 2026, $112.0 million in fiscal 2027, $106.0 million in fiscal 2028, $100.5 million in fiscal 2029 and $483.7 million thereafter.

5.    SHORT-TERM AND LONG-TERM DEBT

A subsidiary of the Company acquired in fiscal 2023 ended its short-term borrowing arrangements in the first quarter of fiscal 2024 during which it made net payments of $13.9 million.

    Long-term debt consists of the following (in thousands):

	As of October 31,
	2024	2023
Borrowings under revolving credit facility	$1,015,000	$1,250,000
2028 senior unsecured notes	600,000	600,000
2033 senior unsecured notes	600,000	600,000
Finance leases and notes payable (1)	26,133	28,024
Less: Debt discount and debt issuance costs	(11,759)	(13,478)
	2,229,374	2,464,546
Less: Current maturities of long-term debt	(4,107)	(4,269)
	$2,225,267	$2,460,277

(1) See Note 9, Leases, for additional information regarding the Company's finance leases.

Index
Revolving Credit Facility

The Company's borrowings under its revolving credit facility ("Credit Facility") mature in fiscal 2028. As of October 31, 2024 and 2023, the weighted average interest rate on borrowings under the Company's Credit Facility was 6.3% and 6.7%, respectively. The Credit Facility contains both financial and non-financial covenants. As of October 31, 2024, the Company was in compliance with all such covenants.

In November 2017, the Company entered into a $1.3 billion Credit Facility with a bank syndicate. The Credit Facility may be used to finance acquisitions and for working capital and other general corporate purposes, including capital expenditures. In December 2020, the Company entered into an amendment to increase the capacity by $200 million to $1.5 billion. In April 2022, the Company entered into an amendment to extend the maturity date of its Credit Facility by one year to November 2024 and to replace the Eurocurrency Rate with Adjusted Term SOFR as an election in which borrowings under the Credit Facility accrue interest, as such capitalized terms are defined in the Credit Facility. In July 2023, the Company entered into a third amendment to its Credit Facility, to, among other things, (i) increase the capacity by $500 million to $2.0 billion, (ii) extend the maturity date to July 2028, and (iii) increase the applicable rate with respect to certain total leverage ratio tiers in the pricing grid. The Credit Facility includes a feature that will allow the Company to increase the capacity by $750 million to become a $2.75 billion facility through increased commitments from existing lenders. The Company incurred $6.7 million of debt issuance costs in fiscal 2023 related to the third amendment of the Credit Facility, which were classified as other assets in the Company's Consolidated Balance Sheet and are being amortized to SG&A expenses in the Company's Consolidated Statement of Operations over the remaining term of the Credit Facility.

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

The Indenture includes certain customary covenants that, among other things, limit the Company’s and its restricted subsidiaries’ ability to grant liens to secure indebtedness or engage in sale and leaseback transactions and the Company’s ability to merge or consolidate with, or convey, transfer or lease all or substantially all of its assets to, a third party, as further described in the Indenture. Each of these limitations is subject to certain important qualifications and exceptions. The Indenture also includes certain customary events of default. The occurrence of an event of default will either automatically, in certain instances, or upon declaration by the Trustee or the holders of at least 25% in aggregate principal amount of the Notes at the time outstanding, in other instances, cause the acceleration of the amounts due under the Notes. As of October 31, 2024, the Company was in compliance with all such covenants.

The Company received net proceeds of $1,189.5 million from the issuance of the Notes, which was net of a debt discount and underwriting fees. The Company also incurred an

Index
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

The following table sets forth the carrying value and estimated fair value of the Company’s Notes, which are classified as Level 1 financial instruments in the fair value hierarchy (in thousands). The Company estimated the fair value of the Notes by taking the weighted average of market quotes for the exact security that was actively traded on October 31, 2024 and October 31, 2023.

	October 31, 2024		October 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Notes	$595,267	$609,376	$594,158	$579,762
2033 Notes	592,974	605,917	592,364	552,594
Total	$1,188,241	$1,215,293	$1,186,522	$1,132,356

6.     REVENUE

Contract Balances

    Contract assets (unbilled receivables) represent revenue recognized on contracts using an over-time recognition model in excess of amounts invoiced to the customer. Contract liabilities (deferred revenue) represent customer advances and billings in excess of revenue recognized and are included within accrued expenses and other current liabilities and other long-term liabilities in the Company’s Consolidated Balance Sheets.

Changes in the Company’s contract assets and liabilities during fiscal 2024 and 2023 are as follows (in thousands):

	October 31, 2024	October 31, 2023	Change
Contract assets, current	$112,235	$111,702	$533

Contract liabilities, current	83,903	87,556	(3,653)
Contract liabilities, long-term	61,843	—	61,843
Total contract liabilities	145,746	87,556	58,190

Net contract (liabilities) assets	($33,511)	$24,146	($57,657)

    The increase in the Company's total contract liabilities during fiscal 2024 principally reflects the receipt of advance deposits on certain customer contracts, mainly at the FSG.

Index
The amount of revenue that the Company recognized during fiscal 2024 that was included in contract liabilities as of the beginning of fiscal 2024 was $60.4 million.

Remaining Performance Obligations

Backlog, which the Company believes to be the equivalent of its remaining performance obligations, represents contractually committed, or firm customer orders. As of October 31, 2024, the Company had $1,924.5 million of remaining performance obligations associated with firm contracts pertaining to many of the products offered by the FSG and ETG. The Company will recognize net sales as these obligations are satisfied. The Company expects to recognize $1,178.1 million of this amount during fiscal 2025 and $746.4 million thereafter, of which a little more than half is expected to occur in fiscal 2026.

Disaggregation of Revenue

    The following table summarizes the Company’s net sales by product line for each operating segment (in thousands):

	Year Ended October 31,
	2024	2023	2022
Flight Support Group:
Aftermarket replacement parts (1)	$1,658,431	$1,040,502	$694,900
Repair and overhaul parts and services (2)	593,237	366,566	264,986
Specialty products (3)	387,686	363,117	295,326
Total net sales	2,639,354	1,770,185	1,255,212

Electronic Technologies Group:
Electronic component parts primarily for defense, space and aerospace equipment (4)	1,004,511	918,374	672,147
Electronic component parts for equipment in various other industries (5)	259,115	306,848	300,328
Total net sales	1,263,626	1,225,222	972,475

Intersegment sales	(45,311)	(27,302)	(19,365)

Total consolidated net sales	$3,857,669	$2,968,105	$2,208,322

(1)    Includes various jet engine and aircraft component replacement parts.
(2)    Includes primarily the sale of parts consumed in various repair and overhaul services on selected jet engine and aircraft components, avionics, instruments, composites and flight surfaces of commercial and military aircraft.
(3)    Includes primarily the sale of specialty components such as thermal insulation blankets, renewable/reusable insulation systems, advanced niche components, complex composite assemblies, expanded

Index
foil mesh as well as machining, brazing, fabricating and welding services generally to original equipment manufacturers, and emergency descent devices and personnel and cargo parachute products.
(4)    Includes various component parts such as electro-optical infrared simulation and test equipment, electro-optical laser products, electro-optical, microwave and other power equipment, high-speed interface products, power conversion products, power distribution solutions, underwater locator beacons, emergency locator transmission beacons, traveling wave tube amplifiers, microwave power modules, a wide variety of memory products and radio frequency (RF) and microwave products, crashworthy and ballistically self-sealing auxiliary fuel systems, high performance communications and electronic intercept receivers and tuners, high performance active antenna systems and airborne antennas, technical surveillance countermeasures (TSCM) equipment, custom high power filters and filter assemblies, radiation assurance services and products, and high-reliability, complex, passive electronic components and rotary joint assemblies, and proprietary in-cabin power and entertainment components and subsystems.
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

The following table summarizes the Company’s net sales by industry for each operating segment (in thousands):

	Year ended October 31,
	2024	2023	2022
Flight Support Group:
Aerospace	$1,960,705	$1,257,650	$876,254
Defense and Space	600,806	434,229	316,460
Other (1)	77,843	78,306	62,498
Total net sales	2,639,354	1,770,185	1,255,212

Electronic Technologies Group:
Defense and Space	650,647	603,414	545,384
Other (2)	394,932	438,189	340,311
Aerospace	218,047	183,619	86,780
Total net sales	1,263,626	1,225,222	972,475

Intersegment sales	(45,311)	(27,302)	(19,365)

Total consolidated net sales	$3,857,669	$2,968,105	$2,208,322

(1)    Principally industrial products.
(2)    Principally other electronics and medical products.

Index
7.    INCOME TAXES

    The components of income before income taxes and noncontrolling interests are as follows (in thousands):

	Year ended October 31,
	2024	2023	2022
Domestic	$596,060	$479,990	$429,329
Foreign	81,526	75,293	61,694
Income before taxes and noncontrolling interests	$677,586	$555,283	$491,023

    The components of the provision for income taxes on income before income taxes and noncontrolling interests are as follows (in thousands):

	Year ended October 31,
	2024	2023	2022
Current:
Federal	$97,164	$96,492	$63,861
State	19,195	18,225	13,015
Foreign	24,143	22,714	14,648
	140,502	137,431	91,524
Deferred:
Federal	(17,038)	(19,049)	8,154
State	(2,911)	(4,311)	1,129
Foreign	(2,053)	(3,171)	(407)
	(22,002)	(26,531)	8,876
Total income tax expense	$118,500	$110,900	$100,400

    A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year ended October 31,
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal income tax benefit	2.5%	2.5%	2.6%
Foreign-derived intangible income deduction	(2.4%)	(1.9%)	(1.9%)
Tax-exempt (gains) losses on corporate-owned life insurance policies	(2.3%)	(.6%)	2.8%
Research and development tax credits	(2.1%)	(1.9%)	(1.5%)
Tax benefit related to stock option exercises	(2.0%)	(1.1%)	(3.6%)
Nondeductible compensation	2.2%	1.4%	1.2%
Other, net	.6%	.6%	(.2%)
Effective tax rate	17.5%	20.0%	20.4%

Index
The Company's effective tax rate decreased to 17.5% in fiscal 2024, down from 20.0% in fiscal 2023. The decrease in the Company's effective tax rate reflects a larger tax benefit from stock option exercises recognized in the first quarter of fiscal 2024. The Company recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2024 and 2023 of $13.6 million and $6.2 million, respectively. Additionally, the decrease in the Company's effective tax rate reflects a larger favorable impact from tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Leadership Compensation Plan (the “LCP”) in fiscal 2024, net of the nondeductible portion of the related gains in the LCP accounts of certain executive officers, as well as increased foreign-derived intangible income, which is subject to a lower tax rate.

The Company's effective tax rate decreased to 20.0% in fiscal 2023, down from 20.4% in fiscal 2022. The decrease in the Company's effective tax rate principally reflects a favorable impact from tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the LCP in fiscal 2023 as compared to tax-exempt unrealized losses recognized in fiscal 2022. This was partially offset by a larger tax benefit from stock option exercises recognized in the first quarter of fiscal 2022 and the portion of acquisition costs associated with fiscal 2023 acquisitions that were not deductible for income tax purposes. The Company recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2023 and 2022 of $6.2 million and $17.8 million, respectively.

    The Company files income tax returns in the U.S. federal jurisdiction and in multiple state jurisdictions. The Company is also subject to income taxes in certain jurisdictions outside the U.S., none of which are individually material to the accompanying consolidated financial statements. Generally, the Company is no longer subject to U.S. federal, state or foreign examinations by tax authorities for years prior to fiscal 2020. One of the Company's foreign subsidiaries files income tax returns in The Netherlands and Thailand where the statute of limitations is open for its fiscal 2015 returns.

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

Index
    Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of October 31,
	2024	2023
Deferred tax assets:
Inventories	$92,498	$85,560
Deferred compensation plan liability	57,016	44,882
Capitalized research and development costs	48,820	29,142
Operating lease liabilities	28,270	26,771
Share-based compensation	11,387	10,665
Performance-based compensation accrual	8,183	6,632
Contract liabilities (deferred revenue)	6,146	2,885
Interest expense limitation carryforward	4,869	24,770
Other	16,788	19,092
Total deferred tax assets	273,977	250,399

Deferred tax liabilities:
Goodwill and other intangible assets	(330,624)	(324,774)
Property, plant and equipment	(27,701)	(28,533)
Operating lease right-of-use assets	(26,766)	(25,620)
Other	(3,042)	(3,318)
Total deferred tax liabilities	(388,133)	(382,245)
Net deferred tax liability	($114,156)	($131,846)

As a result of the Tax Cuts and Jobs Act, the Company began capitalizing research and development costs beginning in fiscal 2023, which are now amortized over five years for income tax purposes.

As of October 31, 2024 and 2023, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $6.5 million and $4.4 million, respectively, of which $5.1 million and $3.4 million, respectively, would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized. A reconciliation of the activity related to the liability for gross unrecognized tax benefits during fiscal 2024 and 2023 is as follows (in thousands):

	Year ended October 31,
	2024	2023
Balances as of beginning of year	$4,363	$3,503
Increases related to current year tax positions	2,521	1,356
Increases related to prior year tax positions	88	214
Lapses of statutes of limitations	(521)	(710)
Balance as of end of year	$6,451	$4,363

Index
8.    FAIR VALUE MEASUREMENTS

    The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of October 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$313,794	$—	$313,794
Money market fund	3,365	—	—	3,365
Total assets	$3,365	$313,794	$—	$317,159

Liabilities:
Contingent consideration	$—	$—	$30,207	$30,207

	As of October 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$227,710	$—	$227,710
Money market fund	5,829	—	—	5,829
Total assets	$5,829	$227,710	$—	$233,539

Liabilities:
Contingent consideration	$—	$—	$71,136	$71,136

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

As part of the agreement to acquire 80.36% of the stock of a subsidiary by the ETG in fiscal 2022, the Company may be obligated to pay contingent consideration of up to $12.1 million in fiscal 2027 based on the earnings of the acquired entity during fiscal years 2025 and 2026 provided the entity meets a certain earnings objective during each of fiscal years 2024 to 2026. The acquired entity did not achieve the required fiscal 2024 earnings objective. The $5.5 million estimated fair value of the contingent consideration as of October 31, 2023 was reversed in the third quarter of fiscal 2024.

As part of the agreement to acquire 96% of the stock of a subsidiary by the FSG in fiscal 2022, the Company may be obligated to pay contingent consideration of up to $27.4 million in fiscal 2027 based on the earnings of the acquired entity during fiscal years 2025 and 2026 provided the entity meets certain earnings objectives during each of fiscal years 2022 to 2024. As of October 31, 2024, the estimated fair value of the contingent consideration was $21.8 million.

As part of the agreement to acquire 74% of the membership interests of a subsidiary by the FSG in fiscal 2022, the Company would be obligated to pay contingent consideration of $14.1 million in fiscal 2027 only if the acquired entity met a certain earnings objective during the five-year period following the acquisition. Based on the actual earnings of the acquired entity subsequent to the acquisition and forecasted earnings over the remainder of the earnout period, the Company does not expect that the required earnings objective will be met. Accordingly, as of October 31, 2024 and October 31, 2023, the Company did not accrue any contingent consideration for this agreement.
As part of the agreement to acquire 89.99% of the equity interests of a subsidiary by the ETG in fiscal 2020, the Company may be obligated to pay contingent consideration of up to CAD $13.5 million, or $9.7 million, should the acquired entity meet certain earnings objectives during fiscal years 2023 and 2024. Based on the actual results of the acquired entity during those years, the Company is obligated to pay additional contingent consideration of CAD $11.7 million, or $8.4 million, which was fully accrued as of October 31, 2024 and expected to be paid in the first quarter of fiscal 2025.

Index
As part of the agreement to acquire a subsidiary by the ETG in fiscal 2017, the Company paid contingent consideration of $20.0 million in December 2023 as the acquired entity met a certain earnings objective during the first six years following the acquisition.

    The following unobservable inputs were used to derive the estimated fair value of the Company's Level 3 contingent consideration liabilities as of October 31, 2024:

Acquisition	Fair Value	Unobservable		Weighted
Date	(in thousands)	Input	Range	Average (1)
7-18-2022	$21,770	Compound annual revenue growth rate	3% - 10%	8%
		Discount rate	8.5% - 8.5%	8.5%

3-17-2022	—	Compound annual revenue growth rate	0% - 5%	3%

(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

    Changes in the Company’s contingent consideration liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) during fiscal 2024 and 2023 are as follows (in thousands):

Liabilities
Balance as of October 31, 2022	$82,803
Payment of contingent consideration	(18,909)
Contingent consideration related to an acquisition	17,018
Amendment and termination of contingent consideration agreement	(9,057)
Decrease in accrued contingent consideration, net	(686)
Foreign currency transaction adjustments	(33)
Balance as of October 31, 2023	71,136
Payment of contingent consideration	(31,000)
Decrease in accrued contingent consideration, net	(9,884)
Foreign currency transaction adjustments	(45)
Balance as of October 31, 2024	$30,207

Included in the accompanying Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$8,437
Other long-term liabilities	21,770
$30,207

The Company records changes in accrued contingent consideration and foreign currency transaction adjustments within SG&A expenses in its Consolidated Statements of Operations.

Index

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of October 31, 2024 due to the relatively short maturity of the respective instruments. The carrying amount of borrowings under the Company's credit facility approximates fair value due to its variable interest rate. See Note 5, Short-Term and Long-Term Debt, for the estimated fair value of the Company's senior unsecured notes.

During fiscal 2024, two non-amortizing trade names within the ETG were measured at fair value on a nonrecurring basis, resulting in the recognition of impairment losses aggregating $7.5 million (see Note 4, Goodwill and Other Intangible Assets). The aggregate fair value of these nonfinancial assets, which are classified within Level 3, and the related impairment loss recognized in fiscal 2024 are as follows (in thousands):

	Carrying Amount	Impairment Loss	Fair Value (Level 3)
Asset:
Trade names	$11,500	($7,500)	$4,000

The fair value of each trade name was determined using the relief from royalty method, which is an income approach. This method involves applying an asset-specific discount rate to a forecast of cash flows specific to the asset. The following unobservable inputs were used to derive the estimated fair value of the Level 3 trade names as of July 31, 2024 and October 31, 2024:

Unobservable Input	Range
Discount rate	15.0% - 20.5%
Royalty rate	1.0% - 2.5%

9.     LEASES

    HEICO’s lease ROU assets represent its right to use an underlying asset during the lease term and its lease liabilities represent the Company’s obligation to make lease payments arising from the lease. HEICO’s operating lease ROU assets are included within other assets and its operating lease liabilities are included within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets. HEICO's finance lease ROU assets are included within property, plant and equipment, net and its finance lease liabilities are included within long-term debt, net of current maturities and short-term debt and current maturities of long-term debt within the Company's Consolidated Balance Sheets. The following table presents the Company’s lease ROU assets and lease liabilities (in thousands):

Index

	Operating Leases As of October 31,		Finance Leases As of October 31,

	2024	2023	2024	2023
Right-of-use assets	$131,836	$121,373	$24,024	$26,608

Current lease liabilities	$23,422	$20,503	$4,060	$4,254
Long-term lease liabilities	113,458	104,759	21,800	23,564
Total lease liabilities	$136,880	$125,262	$25,860	$27,818

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

The following table presents the components of lease expense for fiscal 2024 and 2023 (in thousands):

	Year ended October 31,
	2024	2023
Operating Leases:
Operating lease expense	$32,655	$24,192
Variable lease expense	5,574	4,047
Total operating lease expense (1)	$38,229	$28,239

Finance Leases:
Amortization of finance lease ROU assets	$4,804	$3,026
Interest on finance lease liabilities	1,660	1,211
Variable lease expense	839	617
Total finance lease expense	$7,303	$4,854

(1)    Excludes short-term lease expense, which is not material.

Index
The following table presents a maturity analysis of the Company's lease liabilities as of October 31, 2024 for the next five fiscal years and thereafter (in thousands):

	Operating Leases	Finance Leases
Year ending October 31,
2025	$31,153	$5,497
2026	28,645	4,857
2027	25,006	4,760
2028	19,246	4,338
2029	14,843	3,786
Thereafter	54,521	8,253
Total minimum lease payments	173,414	31,491
Less: imputed interest	(36,534)	(5,631)
Present value of minimum lease payments	$136,880	$25,860

The Company does not have any material leases that have been signed but have yet to commence as of October 31, 2024.

The following table presents the weighted average remaining lease term and discount rate of the Company’s leases:

	Operating Leases As of October 31,		Finance Leases As of October 31,

	2024	2023	2024	2023
Weighted average remaining lease term (years)	7.2	7.1	6.7	7.5
Weighted average discount rate	6.7%	6.2%	6.2%	6.1%

The following table presents supplemental disclosures of cash flow information associated with the Company's leases for fiscal 2024 and 2023 (in thousands):

	Operating Leases As of October 31,		Finance Leases As of October 31,

	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$31,045	$22,058	$1,660	$1,211
Financing cash flows	—	—	3,948	2,663
Right-of-use assets obtained in exchange for new lease liabilities, net of terminations	33,232	26,271	1,037	5

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

Share Repurchases

    In 1990, the Company's Board of Directors authorized a share repurchase program, which allows the Company to repurchase shares of Company common stock in the open market or in privately negotiated transactions at the Company's discretion, subject to certain restrictions included in the Company's revolving credit agreement. As of October 31, 2024, the maximum number of shares that may yet be purchased under this program was 4,886,353 of either or both of the Company's Class A Common Stock and the Company's Common Stock. The repurchase program does not have a fixed termination date. During fiscal 2024, 2023 and 2022, the Company did not repurchase any shares of Company common stock under this program.

During fiscal 2024, the Company redeemed an aggregate 68,494 shares and 62,215 shares of Common Stock and Class A Common Stock, respectively, at a total cost of $18.2 million and $11.8 million, respectively. During fiscal 2023, the Company redeemed an aggregate 61,658 shares and 33,992 shares of Common Stock and Class A Common Stock, respectively, at a total cost of $10.4 million and $4.4 million, respectively. During fiscal 2022, the Company redeemed an aggregate 87,593 shares and 104,867 shares of Common Stock and Class A Common Stock, respectively, at a total cost of $12.7 million and $13.3 million, respectively. The shares redeemed represent shares tendered as payments to satisfy employee withholding taxes due upon exercises of stock option awards. The shares redeemed in fiscal 2024, 2023 and 2022 did not impact the number of shares authorized for future purchase under the Company’s share repurchase program and are reflected as redemptions of common stock related to stock option exercises in the Company's Consolidated Statements of Shareholders' Equity and Consolidated Statements of Cash Flows.

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

11.    SHARE-BASED COMPENSATION

    The Company currently has one stock option plan, the HEICO Corporation 2018 Incentive Compensation Plan ("2018 Plan"), which enables the Company to grant various forms of share-based compensation awards including stock options, restricted stock, restricted stock awards and stock appreciation rights. The 2018 Plan became effective in fiscal 2018 and replaced the Company's 2012 Incentive Compensation Plan (“2012 Plan”). Options outstanding under the Company's 2012 Plan and Non-Qualified Stock Option Plan may be exercised pursuant to their terms. The total number of shares approved by the shareholders of the Company for the 2018 Plan is 5.0 million plus any options outstanding under the 2012 Plan as of the 2018 Plan's effective date that are subsequently forfeited or expire. A total of 5.7 million shares of the Company's common stock are reserved for issuance to employees, directors, officers and consultants as of October 31, 2024, including 3.4 million shares currently under option and approximately 2.3 million shares available for future grants.

    Stock options granted pursuant to the 2018 Plan may be designated as Common Stock and/or Class A Common Stock in such proportions as shall be determined by the Board of Directors or the Stock Option Plan Committee at its sole discretion. The exercise price per share of a stock option granted under the 2018 Plan may not be less than the fair market value of the designated class of Company common stock as of the date of grant and stock option grants vest ratably over a period specified as of the date of grant (generally five years) and expire ten years after the date of grant. Options issued under the 2018 Plan may be designated as incentive stock options or non-qualified stock options, but only employees are eligible to receive incentive stock options and no incentive stock options were outstanding as of October 31, 2024. The 2018 Plan will terminate no later than the tenth anniversary of its effective date.

Index
    Information concerning share-based activity for each of the last three fiscal years ended October 31 is as follows (in thousands, except per share data):

		Shares Under Option
	Shares Available For Grant	Shares	Weighted Average Exercise Price
Outstanding as of October 31, 2021	3,374	4,341	$52.16
Granted	(56)	56	$120.76
Exercised	—	(762)	$22.40
Cancelled	6	(6)	$67.98
Outstanding as of October 31, 2022	3,324	3,629	$59.44
Granted	(969)	969	$144.72
Exercised	—	(537)	$29.23
Cancelled	7	(7)	$111.41
Outstanding as of October 31, 2023	2,362	4,054	$83.74
Granted	(65)	65	$158.68
Exercised	—	(672)	$27.16
Cancelled	12	(12)	$114.70
Outstanding as of October 31, 2024	2,309	3,435	$96.14

Information concerning stock options outstanding (all of which are vested or expected to vest) and stock options exercisable by class of common stock as of October 31, 2024 is as follows (in thousands, except per share and contractual life data):

	Options Outstanding
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Common Stock	1,369	$100.21	5.2	$198,153
Class A Common Stock	2,066	$93.44	5.7	203,663
	3,435	$96.14	5.5	$401,816

	Options Exercisable
	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Common Stock	963	$76.58	3.9	$162,143
Class A Common Stock	1,323	$72.21	4.3	158,441
	2,286	$74.05	4.2	$320,584

Index
    Information concerning stock options exercised is as follows (in thousands):

	Year ended October 31,
	2024	2023	2022
Cash proceeds from stock option exercises	$7,951	$6,713	$2,352
Tax benefit realized from stock option exercises	13,558	6,101	17,752
Intrinsic value of stock option exercises	121,532	63,710	86,015

    Net income from consolidated operations for the fiscal years ended October 31, 2024, 2023 and 2022 includes compensation expense of $18.8 million, $15.5 million and $12.6 million, respectively, and an income tax benefit of $2.4 million, $2.0 million and $1.7 million, respectively, related to the Company’s stock options. Substantially all of the stock option compensation expense was recorded as a component of SG&A expenses in the Company’s Consolidated Statements of Operations. As of October 31, 2024, there was $55.2 million of pre-tax unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 3.2 years. The total fair value of stock options that vested in fiscal 2024, 2023 and 2022 was $20.1 million, $11.1 million and $14.3 million, respectively. If there were a change in control of the Company, all of the unvested options outstanding as of October 31, 2024 would become immediately exercisable.

The fair value of each stock option grant in fiscal 2024, 2023 and 2022 was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2024	2023		2022
	Class A Common Stock	Common Stock	Class A Common Stock	Class A Common Stock
Expected stock price volatility	32.65%	31.48%	33.59%	32.61%
Risk-free interest rate	4.20%	3.63%	3.64%	1.72%
Dividend yield	.16%	.15%	.17%	.18%
Forfeiture rate	.00%	.00%	.00%	.00%
Expected option life (years)	6	8	6	6
Weighted average fair value	$63.15	$69.57	$50.90	$41.00

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

Participants receive 100% vesting in Employee Contributions and on cash dividends received on Company common stock. Vesting in Employer Contributions is based on a participant’s number of Years of Service. Employer Contributions to the 401(k) Plan charged to income in fiscal 2024, 2023 and 2022 totaled $17.6 million, $15.3 million and $12.2 million, respectively, and were made through the issuance of new shares of Company common stock and the use of forfeited shares within the 401(k) Plan.

Information concerning share-based activity pertaining to the 401(k) Plan for each of the last three fiscal years ended October 31 is as follows (in thousands):

	Common Stock	Class A Common Stock
Shares available for issuance as of October 31, 2021	188	188
Issuance of common stock to the 401(k) Plan	(43)	(43)
Shares available for issuance as of October 31, 2022	145	145
Issuance of common stock to the 401(k) Plan	(48)	(48)
Shares available for issuance as of October 31, 2023	97	97
Issuance of common stock to the 401(k) Plan	(46)	(46)
Shares available for issuance as of October 31, 2024	51	51

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

	As of October 31,
	2024	2023
Redeemable at fair value	$306,143	$308,472
Redeemable based on a multiple of future earnings	60,013	56,335
Redeemable noncontrolling interests	$366,156	$364,807

Index
    A summary of the Put Rights associated with the redeemable noncontrolling interests in certain of the Company’s subsidiaries as of October 31, 2024 is as follows:

Subsidiary Acquisition Year	Operating Segment	Company Ownership Interest	Earliest Put Right Year	Purchase Period (Years)
2005	ETG	95.9%	2025 (1)	1 (3)
2006	FSG	80.1%	2025 (1)	4
2008	FSG	90.0%	2025 (1)	4
2009	ETG	82.5%	2025 (1)	1
2012	FSG	84.0%	2025 (1)	4
2012	FSG	80.1%	2027	4 (4)
2015	FSG	82.0%	2025 (1)	3 (5)
2015	FSG	80.1%	2025 (1)	4
2015	FSG	90.1%	2025 (2)	4
2015	ETG	80.1%	2025 (1)	2
2018	ETG	85.0%	2025 (1)	1
2018	FSG	90.0%	2027	4
2019	ETG	92.7%	2025 (1)	4
2019	ETG	88.8%	2025 (2)	4
2019	FSG	80.1%	2026	4
2019	ETG	75.0%	2025 (1)	4 (6)
2020	ETG	80.1%	2025	4
2020	ETG	75.0%	2025 (1)	4 (6)
2020	ETG	90.0%	2025	4
2021	FSG	80.1%	2026	4
2021	FSG	89.0%	2028	4
2021	ETG	80.1%	2025 (1)	3 (7)
2022	FSG	74.0%	2029	4
2022	FSG	96.0%	2029	4
2022	ETG	80.4%	2027	4
2023	ETG	90.0%	2025	1
2023	ETG	90.7%	2028	1
2024	ETG	92.5%	2029	4
2024	ETG	87.9%	2028	1 (8)

(1)    Currently puttable.
(2)    Put Right previously exercised.

Index
(3)    The Put Right for a 2.6% noncontrolling interest is to be purchased in a lump sum and the Put Right for the remaining 1.5% interest is to be purchased over a four-year period.
(4)    The Put Rights for a 10% noncontrolling interest and the remaining 9.9% interest may be exercised beginning in fiscal 2027 and 2029, respectively, with each purchase over a four-year period.
(5)    The Put Right for a 15% noncontrolling interest may be exercised in 5% increments annually and the first increment is currently puttable. The Put Right for the remaining 3% noncontrolling interest may be exercised in one-fifth increments beginning in fiscal 2028.
(6)     The exercise of a Put Right for either entity will automatically trigger a Put Right exercise for the other entity. The Put Rights for a 10% noncontrolling interest are currently puttable and the remaining 15% interest may be exercised beginning in 2025, with each purchase over a four-year period.
(7)    The Put Rights for an aggregate 13.5% noncontrolling interest is currently puttable with the purchase over a three-year period. The Put Right for the remaining 6.4% noncontrolling interest may be exercised beginning in fiscal 2028 with the purchase over a four-year period.
(8) The Put Right for a 7.2% noncontrolling interest is to be purchased in a lump sum and the Put Right for the remaining 4.9% interest is to be purchased over a two-year period.

The estimated aggregate Redemption Amount of the Put Rights that are currently puttable, previously put, or becoming puttable during fiscal 2025 is approximately $194.2 million, of which approximately $91.0 million would be payable in fiscal 2025 should all of the eligible associated noncontrolling interest holders elect to exercise their Put Rights during fiscal 2025. Additionally, the Company has call rights to purchase the equity interests of the noncontrolling holders over the same purchase period as the Put Rights.

As discussed in Note 2, Acquisitions, the Company, through HEICO Electronic, acquired 93.69% of the common stock of Exxelia in January 2023. During fiscal 2023 and 2024, a few nominal transactions between the Company and certain existing noncontrolling interest holders and members of Exxelia's management team resulted in a net decrease in the Company's ownership interest in the subsidiary to 90.69%.

During fiscal 2022, the holder of a 19.9% noncontrolling equity interest in a subsidiary of the FSG that was acquired in fiscal 2017 exercised their option to cause the Company to purchase one-half of the noncontrolling interest in fiscal 2022 and the remaining one-half in fiscal 2024. Accordingly, the Company acquired an additional 9.95% equity interest in May 2022 and the remaining 9.95% equity interest in May 2024.

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

Index
Accordingly, the Company acquired one-fourth of such interest in December 2022 and December 2023, which increased the Company's ownership interest in the subsidiary to 90.05%.
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

The $26.6 million, $2.7 million and $8.7 million aggregate Redemption Amounts for the redeemable noncontrolling interests acquired in fiscal 2024, 2023 and 2022, respectively, were paid using cash provided by operating activities.

14.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

    The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Year ended October 31,
	2024	2023	2022
Numerator:
Net income attributable to HEICO	$514,109	$403,596	$351,675

Denominator:
Weighted average common shares outstanding - basic	138,455	137,185	136,010
Effect of dilutive stock options	1,743	1,720	2,027
Weighted average common shares outstanding - diluted	140,198	138,905	138,037

Net income per share attributable to HEICO shareholders:
Basic	$3.71	$2.94	$2.59
Diluted	$3.67	$2.91	$2.55

Anti-dilutive stock options excluded	707	1,281	749

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

The FSG designs and manufactures jet engine and aircraft component replacement parts, which are approved by the FAA. In addition, the FSG repairs, overhauls and distributes jet engine and aircraft components, avionics and instruments for domestic and foreign commercial air carriers and aircraft repair companies as well as military and business aircraft operators. The FSG also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the U.S government. Additionally, the FSG is a leading supplier, distributor, and integrator of military aircraft parts and support services primarily to the U.S. Department of Defense, defense prime contractors, and foreign military organizations allied with the U.S. Further, the FSG is a leading manufacturer of advanced niche components and complex composite assemblies for commercial aviation, defense and space applications. The FSG also engineers, designs and manufactures thermal insulation blankets and parts as well as removable/reusable insulation systems for aerospace, defense, commercial and industrial applications; manufactures expanded foil mesh for lightning strike protection in fixed and rotary wing aircraft; distributes aviation electrical interconnect products and electromechanical parts; overhauls industrial pumps, motors, and other hydraulic units with a focus on the support of legacy systems for the U.S. Navy; performs tight-tolerance machining, brazing, fabricating and welding services for aerospace, defense and other industrial applications; and designs, manufactures and distributes emergency descent devices ("EDDs") and personnel and cargo parachute products.

    The ETG collectively designs, manufactures and sells various types of electronic, data and microwave, and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, power conversion products, underwater locator beacons, emergency locator transmission beacons, flight deck annunciators, panels and indicators, electromagnetic and radio frequency interference shielding and filters, high power capacitor charging power supplies, amplifiers, traveling wave tube amplifiers, photodetectors, amplifier modules, microwave power modules, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies, high voltage power supplies, high voltage interconnection devices and wire, high voltage energy generators, high frequency power delivery systems; memory products, including three-dimensional microelectronic and stacked memory, static random-access memory (SRAM) and electronically erasable programmable read-only memory (EEPROM); harsh environment electronic connectors and other interconnect products, RF and microwave amplifiers, transmitters, and receivers and integrated assemblies, sub-assemblies and components; RF sources, detectors and controllers, wireless cabin control systems, solid state power distribution

Index
and management systems, proprietary in-cabin power and entertainment components and subsystems, crashworthy and ballistically self-sealing auxiliary fuel systems, nuclear radiation detectors, communications and electronic intercept receivers and tuners, fuel level sensing systems, high-speed interface products that link devices, high performance active antenna systems and airborne antennas for commercial and military aircraft, precision guided munitions, other defense applications and commercial uses; silicone material for a variety of demanding applications; precision power analog monolithic, hybrid and open frame components; high-reliability ("Hi-Rel") ceramic-to-metal feedthroughs and connectors, technical surveillance countermeasures (TSCM) equipment to detect devices used for espionage and information theft; rugged small-form factor embedded computing solutions; custom high power filters and filter assemblies; test sockets and adapters for both engineering and production use of semiconductor devices; and radiation assurance services and products; and Hi-Rel, complex, passive electronic components and rotary joint assemblies for mostly aerospace and defense applications.
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

Index
    Information on the Company’s two operating segments, the FSG and the ETG, for each of the last three fiscal years ended October 31 is as follows (in thousands):

	Segment		Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	FSG	ETG
Year ended October 31, 2024:
Net sales	$2,639,354	$1,263,626	($45,311)	$3,857,669
Depreciation	25,153	22,731	1,244	49,128
Amortization	73,640	50,994	1,569	126,203
Operating income	593,074	288,193	(56,812)	824,455
Capital expenditures	27,498	29,864	899	58,261

Year ended October 31, 2023:
Net sales	$1,770,185	$1,225,222	($27,302)	$2,968,105
Depreciation	18,699	20,478	1,101	40,278
Amortization	36,957	51,296	1,512	89,765
Operating income	387,297	285,053	(47,011)	625,339
Capital expenditures	22,775	26,493	166	49,434

Year ended October 31, 2022:
Net sales	$1,255,212	$972,475	($19,365)	$2,208,322
Depreciation	15,656	13,602	999	30,257
Amortization	24,268	40,690	1,118	66,076
Operating income	267,167	269,473	(39,796)	496,844
Capital expenditures	15,588	15,530	864	31,982

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Total assets by operating segment are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
As of October 31,	FSG	ETG
2024	$4,264,360	$2,981,326	$347,136	$7,592,822
2023	4,006,748	2,915,300	273,015	7,195,063

Index
Major Customer and Geographic Information

    The Company markets its products and services in approximately 135 countries. The following table summarizes the Company’s net sales to customers located in the United States and to those in other countries for each of the last three fiscal years ended October 31 (in thousands). Net sales are attributed to countries based on the location of the customer. Net sales to any one customer or originating from any one foreign country did not account for 10% or more of the Company’s consolidated net sales during any of the last three fiscal years. The following table also summarizes the Company’s long-lived assets held within and outside of the United States as of October 31 for each of the last three fiscal years (in thousands). Long-lived assets consist of net property, plant and equipment and operating lease ROU assets.

	2024	2023	2022
Net sales:
United States of America	$2,420,892	$1,963,451	$1,443,581
Other countries	1,436,777	1,004,654	764,741
Total net sales	$3,857,669	$2,968,105	$2,208,322

Long-lived assets:
United States of America	$357,303	$349,085	$271,477
Other countries (1)	113,567	94,136	44,154
Total long-lived assets	$470,870	$443,221	$315,631

(1) As a result of our acquisition of Exxelia in fiscal 2023 and ongoing investments in our French operations, France was the only foreign country where long-lived assets exceeded 10% of the Company’s total long-lived assets. Long-lived assets held in France totaled $54.2 million and $53.3 million as of October 31, 2024 and 2023, respectively.

16.    COMMITMENTS AND CONTINGENCIES

Guarantees

    As of October 31, 2024, the Company has arranged for standby letters of credit aggregating $10.2 million, which are supported by its revolving credit facility and principally pertain to performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries as well as payment guarantees related to potential workers' compensation claims.

Index
Product Warranty

    Changes in the Company’s product warranty liability in fiscal 2024 and 2023 are as follows (in thousands):

	Year ended October 31,
	2024	2023
Balances as of beginning of year	$3,847	$3,296
Accruals for warranties	2,711	2,565
Acquired warranty liabilities	244	498
Warranty claims settled	(2,766)	(2,512)
Balance as of end of year	$4,036	$3,847

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

17.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The following table presents supplemental disclosures of cash flow information and non-cash investing activities for fiscal 2024, 2023 and 2022 (in thousands):

	Year ended October 31,
	2024	2023	2022
Cash paid for income taxes	$114,851	$138,667	$80,995
Cash received from income tax refunds	(1,475)	(3,846)	(2,522)
Cash paid for interest	148,899	54,143	6,037
Contingent consideration	—	17,018	29,732
Additional purchase consideration	5,028	(121)	5,758
Issuance of common stock for an acquisition	—	(161,373)	(75,005)

See Note 9, Leases, for additional information regarding supplemental disclosures of cash flow information.

Index
18.    SUBSEQUENT EVENT

In November 2024, the Company, through HEICO Electronic, acquired 70% of the stock of SVM Private Limited (“SVM”). SVM designs and manufactures high-performance electronic passive components and subsystems, including critical magnetic components and busbars, that serve the healthcare and industrial end-markets. The remaining 30% interest continues to be owned by certain members of SVM's management team. The purchase price of this acquisition was paid in cash using cash provided by operating activities and is not material or significant to the Company's consolidated financial statements.

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

Index
subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on its assessment, management concluded that the Company’s internal control over financial reporting is effective as of October 31, 2024.

    As permitted by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition and management elected to exclude Mid Continent Controls, Inc., Marway Power Solutions, Inc., and Capewell Aerial Systems (collectively, the "Excluded Acquisitions") from its assessment of internal control over financial reporting as of October 31, 2024. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for additional information. The aggregate assets (excluding goodwill and intangible assets, net) and net sales of the Excluded Acquisitions constitute .4% and .2% of the Company's consolidated total assets and net sales as of and for the year ended October 31, 2024, respectively.

    Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company’s consolidated financial statements and financial statement schedule included in this Annual Report on Form 10-K for the year ended October 31, 2024. A copy of their report is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Deloitte & Touche LLP has issued their attestation report on management’s internal control over financial reporting, which is set forth below.

Changes in Internal Control Over Financial Reporting

    There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

    As described in Management's Annual Report on Internal Control Over Financial Reporting, the Company made several acquisitions during fiscal 2024 and is in the process of integrating each one into its overall internal control over financial reporting process.

Index
Attestation Report of the Company's Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HEICO Corporation
Hollywood, Florida

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of HEICO Corporation and subsidiaries (the "Company") as of October 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2024, of the Company and our report dated December 19, 2024, expressed an unqualified opinion on those financial statements and financial statement schedule.

As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Mid Continent Controls, Inc., Marway Power Solutions, Inc., and Capewell Aerial Systems (collectively, the "Excluded Acquisitions") which were acquired during the year ended October 31, 2024, and whose financial statements (excluding goodwill and intangible assets, net) constitute .4% of total assets and .2% of net sales of the Company's consolidated financial statement amounts as of and for the year ended October 31, 2024, respectively. Accordingly, our audit did not include the internal control over financial reporting of the Excluded Acquisitions.

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

Index
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

/s/ DELOITTE & TOUCHE LLP

Miami, Florida
December 19, 2024

Item 9B.    OTHER INFORMATION

None of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement," as each item is defined in Item 408(a) of Regulation S-K, during the fourth quarter ended October 31, 2024.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Index
PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    Information concerning the members of the Board of Directors of the Company, including the Finance/Audit Committee of the Board of Directors, the independence of its members and the "audit committee financial expert" as defined by the Securities and Exchange Commission ("SEC"), as well as information concerning other corporate governance matters and compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2024.

    Information concerning the Executive Officers of the Company is set forth in Item 1 of Part I hereof under the caption “Information About Our Executive Officers.”

    The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. The code of ethics is located on the Company’s Internet website at
https://www.heico.com. Any amendments to or waivers from a provision of this code of ethics will be posted on the Company’s website.

Item 11.    EXECUTIVE COMPENSATION

    Information concerning executive compensation required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2024.

Index
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
    Information concerning security ownership of certain beneficial owners and management and related stockholder matters required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2024.

Equity Compensation Plan Information
    The following table summarizes information about our equity compensation plans as of October 31, 2024 (in thousands, except per share data):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (2)
Equity compensation plans approved by security holders (1)	3,435	$96.14	2,309
Equity compensation plans not approved by security holders	—	—	—
Total	3,435	$96.14	2,309
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

Index
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    Information concerning certain relationships and related transactions and director independence required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2024.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Information concerning fees and services by the principal accountant required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2024.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements
    The following consolidated financial statements of the Company and subsidiaries and report of independent registered public accounting firm are included in Part II, Item 8:
(a)(2)    Financial Statement Schedules
    The following financial statement schedule of the Company and subsidiaries is included herein:

Schedule II – Valuation and Qualifying Accounts	124
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
HEICO Savings and Investment Plan, as amended and restated effective as of January 1, 2024 is incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarterly period ended April 30, 2024. *

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

19	—	HEICO Corporation Insider Trading Policy. **

21	—	Subsidiaries of HEICO Corporation. **

22	—	Subsidiary Guarantors and Issuers of Guaranteed Securities. **

Index

Exhibit		Description

23	—	Consent of Independent Registered Public Accounting Firm. **

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. **

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. **

32.1	—	Section 1350 Certification of Chief Executive Officer. ***

32.2	—	Section 1350 Certification of Chief Financial Officer. ***

97	—	HEICO Corporation Clawback Policy is incorporated by reference to Exhibit 97 to the Form 10-K for the year ended October 31, 2023. *

101.INS	—	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document. **

101.SCH	—	Inline XBRL Taxonomy Extension Schema Document. **

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document. **

101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document. **

101.LAB	—	Inline XBRL Taxonomy Extension Labels Linkbase Document. **

101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document. **

104	—	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). **

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit.
*	Previously filed.
**	Filed herewith.
***	Furnished herewith.

Item 16. FORM 10-K SUMMARY

    None

Index
HEICO CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Year ended October 31,
	2024	2023		2022
Allowance for doubtful accounts (in thousands):
Allowance as of beginning of year	$12,621	$8,333		$10,874
Deductions charged to costs and expenses	(184)	(50)		(1,070)
Additions charged to other accounts	51	7,729	(a)	476	(a)
Deductions (b)	(694)	(3,391)		(1,947)
Allowance as of end of year	$11,794	$12,621		$8,333

(a)Principally additions from acquisitions and foreign currency translation adjustments.
(b)Principally write-offs of uncollectible accounts receivables.

	Year ended October 31,
	2024	2023		2022
Inventory valuation reserves (in thousands):
Reserves as of beginning of year	$258,931	$154,995		$142,593
Additions charged to costs and expenses	34,432	11,499		13,980
(Deductions) Additions charged to other accounts	(4,027)	95,596	(a)	275	(a)
Deductions (b)	(8,385)	(3,159)		(1,853)
Reserves as of end of year	$280,951	$258,931		$154,995

(a)Principally additions from acquisitions and foreign currency translation adjustments.
(b)Principally write-offs of slow-moving, obsolete or damaged inventory.

Index
SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEICO CORPORATION

Date:	December 19, 2024	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ STEVEN M. WALKER
Steven M. Walker Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position(s)	Date

/s/ LAURANS A. MENDELSON	Chairman of the Board; Chief Executive Officer; and Director (Principal Executive Officer)	December 19, 2024
Laurans A. Mendelson

/s/ THOMAS M. CULLIGAN	Director	December 19, 2024
Thomas M. Culligan

/s/ CAROL F. FINE	Director	December 19, 2024
Carol F. Fine

/s/ ADOLFO HENRIQUES	Director	December 19, 2024
Adolfo Henriques

/s/ MARK H. HILDEBRANDT	Director	December 19, 2024
Mark H. Hildebrandt

/s/ ERIC A. MENDELSON	Co-President and Director	December 19, 2024
Eric A. Mendelson

/s/ VICTOR H. MENDELSON	Co-President and Director	December 19, 2024
Victor H. Mendelson

/s/ JULIE NEITZEL	Director	December 19, 2024
Julie Neitzel

/s/ ALAN SCHRIESHEIM	Director	December 19, 2024
Alan Schriesheim

/s/ FRANK J. SCHWITTER	Director	December 19, 2024
Frank J. Schwitter