Form 10-Q
period 2025-01-31
HEICO CORP
filed 2025-02-28
CIK 46619

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of February 26, 2025 is as follows:

Common Stock, $.01 par value	55,024,967	shares
Class A Common Stock, $.01 par value	83,922,279	shares

Index
HEICO CORPORATION

Index
PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	January 31, 2025	October 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$165,467	$162,103
Accounts receivable, net	523,268	538,487
Contract assets	118,213	112,235
Inventories, net	1,218,711	1,170,949
Prepaid expenses and other current assets	77,059	78,518
Total current assets	2,102,718	2,062,292

Property, plant and equipment, net	348,838	339,034
Goodwill	3,491,472	3,380,295
Intangible assets, net	1,446,616	1,334,774
Other assets	501,067	476,427
Total assets	$7,890,711	$7,592,822

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,950	$4,107
Trade accounts payable	208,141	198,429
Accrued expenses and other current liabilities	359,531	427,781
Income taxes payable	46,717	33,534
Total current liabilities	618,339	663,851

Long-term debt, net of current maturities	2,349,681	2,225,267
Deferred income taxes	108,780	114,156
Other long-term liabilities	579,100	525,986
Total liabilities	3,655,900	3,529,260

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 3)	424,083	366,156

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 shares authorized; 55,025 and 54,986 shares issued and outstanding	550	550
Class A Common Stock, $.01 par value per share; 150,000 shares authorized; 83,920 and 83,827 shares issued and outstanding	839	838
Capital in excess of par value	618,622	599,399
Deferred compensation obligation	7,272	7,272
HEICO stock held by irrevocable trust	(7,272)	(7,272)
Accumulated other comprehensive loss	(53,586)	(26,076)
Retained earnings	3,180,102	3,062,166
Total HEICO shareholders’ equity	3,746,527	3,636,877
Noncontrolling interests	64,201	60,529
Total shareholders’ equity	3,810,728	3,697,406
Total liabilities and equity	$7,890,711	$7,592,822
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Three months ended January 31,
	2025	2024

Net sales	$1,030,222	$896,363

Operating costs and expenses:
Cost of sales	624,560	549,594
Selling, general and administrative expenses	178,857	166,559

Total operating costs and expenses	803,417	716,153

Operating income	226,805	180,210

Interest expense	(32,458)	(38,607)
Other income	919	679

Income before income taxes and noncontrolling interests	195,266	142,282

Income tax expense	13,700	16,800

Net income from consolidated operations	181,566	125,482

Less: Net income attributable to noncontrolling interests	13,611	10,784

Net income attributable to HEICO	$167,955	$114,698

Net income per share attributable to HEICO shareholders:
Basic	$1.21	$.83
Diluted	$1.20	$.82

Weighted average number of common shares outstanding:
Basic	138,837	138,265
Diluted	140,484	139,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Three months ended January 31,
	2025	2024

Net income from consolidated operations	$181,566	$125,482
Other comprehensive (loss) income:
Foreign currency translation adjustments	(28,814)	14,761
Amortization of unrealized loss on defined benefit pension plan, net of tax	1	13
Total other comprehensive (loss) income	(28,813)	14,774
Comprehensive income from consolidated operations	152,753	140,256
Net income attributable to noncontrolling interests	13,611	10,784
Foreign currency translation adjustments attributable to noncontrolling interests	(1,303)	556
Comprehensive income attributable to noncontrolling interests	12,308	11,340
Comprehensive income attributable to HEICO	$140,445	$128,916
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2024	$366,156	$550	$838	$599,399	$7,272	($7,272)	($26,076)	$3,062,166	$60,529	$3,697,406
Comprehensive income	7,573	—	—	—	—	—	(27,510)	167,955	4,735	145,180
Cash dividends ($.11 per share)	—	—	—	—	—	—	—	(15,272)	—	(15,272)
Issuance of common stock for an acquisition	—	—	1	10,122	—	—	—	—	—	10,123
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	2,679	—	—	—	—	—	2,679
Share-based compensation expense	—	—	—	4,671	—	—	—	—	—	4,671
Proceeds from stock option exercises	—	—	—	1,597	—	—	—	—	—	1,597
Redemptions of common stock related to stock option exercises	—	—	—	(95)	—	—	—	—	—	(95)
Noncontrolling interests assumed related to acquisitions	27,912	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(8,886)	—	—	—	—	—	—	—	(1,063)	(1,063)
Acquisitions of noncontrolling interests	(3,258)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	34,586	—	—	—	—	—	—	(34,586)	—	(34,586)
Other	—	—	—	249	—	—	—	(161)	—	88
Balances as of January 31, 2025	$424,083	$550	$839	$618,622	$7,272	($7,272)	($53,586)	$3,180,102	$64,201	$3,810,728

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2023	$364,807	$547	$835	$578,809	$6,318	($6,318)	($40,180)	$2,605,984	$47,156	$3,193,151
Comprehensive income	7,996	—	—	—	—	—	14,218	114,698	3,344	132,260
Cash dividends ($.10 per share)	—	—	—	—	—	—	—	(13,831)	—	(13,831)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	2,576	—	—	—	—	—	2,576
Share-based compensation expense	—	—	—	4,881	—	—	—	—	—	4,881
Proceeds from stock option exercises	—	1	1	2,252	—	—	—	—	—	2,254
Redemptions of common stock related to stock option exercises	—	—	—	(601)	—	—	—	—	—	(601)
Distributions to noncontrolling interests	(8,467)	—	—	—	—	—	—	—	(299)	(299)
Acquisitions of noncontrolling interests	(1,056)	—	—	(1,156)	—	—	—	—	—	(1,156)
Adjustments to redemption amount of redeemable noncontrolling interests	1,443	—	—	—	—	—	—	(1,443)	—	(1,443)
Other	1,142	—	—	(873)	—	—	—	(280)	—	(1,153)
Balances as of January 31, 2024	$365,865	$548	$836	$585,888	$6,318	($6,318)	($25,962)	$2,705,128	$50,201	$3,316,639
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Three months ended January 31,
	2025	2024
Operating Activities:
Net income from consolidated operations	$181,566	$125,482
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	46,225	43,505
Employer contributions to HEICO Savings and Investment Plan	5,473	5,665
Share-based compensation expense	4,671	4,881
Increase in accrued contingent consideration, net	3,288	1,095
Deferred income tax benefit	(7,052)	(3,759)
Payment of contingent consideration	(2,190)	(6,203)
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	20,062	38,940
(Increase) decrease in contract assets	(5,949)	4,560
Increase in inventories	(36,207)	(49,846)
Increase in prepaid expenses and other current assets	(955)	(15,784)
Increase (decrease) in trade accounts payable	10,389	(11,609)
Decrease in accrued expenses and other current liabilities	(63,898)	(50,450)
Increase in income taxes payable	16,887	12,345
Net changes in other long-term liabilities and assets related to HEICO Leadership Compensation Plan	13,022	14,753
Other	17,702	(1,923)
Net cash provided by operating activities	203,034	111,652

Investing Activities:
Acquisitions, net of cash acquired	(254,763)	(46,208)
Capital expenditures	(17,335)	(13,377)
Investments related to HEICO Leadership Compensation Plan	(14,600)	(12,710)
Other	(1,297)	1,156
Net cash used in investing activities	(287,995)	(71,139)

Financing Activities:
Borrowings on revolving credit facility	145,000	50,000
Payments on revolving credit facility	(20,000)	(15,000)
Cash dividends paid	(15,272)	(13,831)
Distributions to noncontrolling interests	(10,236)	(8,766)
Payment of contingent consideration	(5,954)	(13,797)
Acquisitions of noncontrolling interests	(3,258)	(2,212)
Payments on short-term debt, net	—	(13,924)
Redemptions of common stock related to stock option exercises	(95)	(601)
Proceeds from stock option exercises	1,597	2,254
Other	(1,070)	(852)
Net cash provided by (used in) financing activities	90,712	(16,729)

Effect of exchange rate changes on cash	(2,387)	1,491

Net increase in cash and cash equivalents	3,364	25,275
Cash and cash equivalents at beginning of year	162,103	171,048
Cash and cash equivalents at end of period	$165,467	$196,323
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2024. The October 31, 2024 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the three months ended January 31, 2025 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

2.     ACQUISITIONS

In November 2024, the Company, through HEICO Electronic, acquired 70% of the stock of SVM Private Limited (“SVM”). SVM designs and manufactures high-performance electronic passive components and subsystems, including critical magnetic components and busbars, that serve the healthcare and industrial end-markets. The remaining 30% interest continues to be owned by a certain member of SVM's management team. See Note 3, Selected Financial Statement Information - Redeemable Noncontrolling Interests, for additional information. The purchase price of this acquisition was paid in cash using cash provided by operating activities and is not material or significant to the Company's condensed consolidated financial statements.

In December 2024, the Company, through a subsidiary of HFSC, entered into an exclusive license agreement and acquired certain assets to support the Boeing 777 AIMS (Airplane Information Management System) and Boeing 737NG/P-8/E-7 VIA (Versatile Integrated Avionics) product lines from Honeywell International. Honeywell's AIMS for the Boeing 777 and VIA for the Boeing 737NG/P-8/E-7 are integrated avionics systems providing cockpit displays, maintenance diagnostics, and flight management functions. The transaction provides the HFSC subsidiary with the exclusive capability to produce, sell, and repair Boeing 777 AIMS and Boeing 737NG/P-8/E-7 VIA hardware systems. The purchase price of this acquisition was paid in cash using proceeds from the Company's revolving credit facility and cash provided by operating activities, and is not material or significant to the Company's condensed consolidated financial statements.

Index
In January 2025, the Company, through a subsidiary of HFSC, acquired 90% of the membership interests of Millennium International, LLC ("Millennium"). Millennium is an FAA and EASA-certified Part 145 Repair Station, specializing in the repair and support of new generation and legacy avionics systems and components. Millennium offers comprehensive repair, overhaul, retrofit, and exchange services to its customers that include aircraft OEMs, fleet operators, repair businesses, and avionics brokers. The remaining 10% interest continues to be owned by certain members of Millennium’s management team. See Note 3, Selected Financial Statement Information - Redeemable Noncontrolling Interests, for additional information. The total consideration includes an accrual of $11.5 million as of the acquisition date representing the estimated fair value of contingent consideration the Company may be obligated to pay should Millennium meet a certain earnings objective following the acquisition. See Note 8, Fair Value Measurements, for additional information regarding the Company’s contingent consideration obligation. The purchase price of this acquisition was principally paid in cash using proceeds from the Company's revolving credit facility and cash provided by operating activities, as well as through the issuance of 53,186 shares of HEICO Class A Common Stock.

The allocation of the total consideration for the fiscal 2025 acquisitions to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocation to be material to the Company's consolidated financial statements. The operating results of the fiscal 2025 acquisitions were included in the Company’s results of operations as of each effective acquisition date. The amount of net sales and earnings of the fiscal 2025 acquisitions included in the Condensed Consolidated Statement of Operations for the three months ended January 31, 2025 is not material. Had the fiscal 2025 acquisitions occurred as of November 1, 2023, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the three months ended January 31, 2025 and 2024 would not have been materially different than the reported amounts.

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	January 31, 2025	October 31, 2024
Accounts receivable	$533,095	$550,281
Less: Allowance for doubtful accounts	(9,827)	(11,794)
Accounts receivable, net	$523,268	$538,487

Index
Inventories

(in thousands)	January 31, 2025	October 31, 2024
Finished products	$700,599	$684,578
Work in process	101,670	99,107
Materials, parts, assemblies and supplies	416,442	387,264
Inventories, net of valuation reserves	$1,218,711	$1,170,949

Property, Plant and Equipment

(in thousands)	January 31, 2025	October 31, 2024
Land	$19,744	$19,974
Buildings and improvements	222,272	217,554
Machinery, equipment and tooling	438,350	422,500
Construction in progress	36,287	35,432
	716,653	695,460
Less: Accumulated depreciation and amortization	(367,815)	(356,426)
Property, plant and equipment, net	$348,838	$339,034

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $28.3 million as of January 31, 2025 and $24.3 million as of October 31, 2024. The total customer rebates and credits deducted within net sales for the three months ended January 31, 2025 and 2024 was $4.3 million and $3.5 million, respectively.

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the three months ended January 31, 2025 and 2024 is as follows (in thousands):

	Three months ended January 31,
	2025	2024
R&D expenses	$27,605	$25,096

Index
Redeemable Noncontrolling Interests

The holders of equity interests in certain of the Company's subsidiaries have rights ("Put Rights") that may be exercised on varying dates causing the Company to purchase their equity interests through fiscal 2034. The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for their equity interests (the "Redemption Amount") be at fair value or a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period. Management's estimate of the aggregate Redemption Amount of all Put Rights that the Company could be required to pay is as follows (in thousands):

	January 31, 2025	October 31, 2024
Redeemable at fair value	$337,121	$306,143
Redeemable based on a multiple of future earnings	86,962	60,013
Redeemable noncontrolling interests	$424,083	$366,156

As discussed in Note 2, Acquisitions, the Company, through HEICO Electronic, acquired 70% of the stock of SVM in November 2024. As part of the shareholders' agreement, the noncontrolling interest holder has the right to cause the Company to purchase their equity interest beginning in fiscal 2029, or sooner under certain conditions, and the Company has the right to purchase the same equity interest over the same period.

During fiscal 2022, the holder of a 19.9% noncontrolling equity interest in a subsidiary of the FSG that was acquired in fiscal 2015 exercised their option to cause the Company to purchase their noncontrolling interest over a four-year period ending in fiscal 2026. In December 2024, the Company acquired an additional one-fourth of such interest, which increased the Company's ownership interest in the subsidiary to 95.03%.

As discussed in Note 2, Acquisitions, the Company, through a subsidiary of HFSC, acquired 90% of the membership interests of Millennium in January 2025. As part of the operating agreement, the noncontrolling interest holder has the right to cause the Company to purchase their membership interest over a four-year period beginning in fiscal 2029, or sooner under certain conditions, and the Company has the right to purchase the same membership interest over the same period.

Index
Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss for the three months ended January 31, 2025 are as follows (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balances as of October 31, 2024	($25,667)	($409)	($26,076)
Unrealized loss	(27,511)	—	(27,511)
Amortization of unrealized loss	—	1	1
Balances as of January 31, 2025	($53,178)	($408)	($53,586)

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill by operating segment for the three months ended January 31, 2025 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2024	$1,882,558	$1,497,737	$3,380,295
Goodwill acquired	112,088	14,759	126,847
Foreign currency translation adjustments	(2,298)	(13,103)	(15,401)
Adjustments to goodwill	(184)	(85)	(269)
Balances as of January 31, 2025	$1,992,164	$1,499,308	$3,491,472

The goodwill acquired pertains to the fiscal 2025 acquisitions described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed. The Company estimates that $101 million of the goodwill acquired in fiscal 2025 will be deductible for income tax purposes. Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Condensed Consolidated Statements of Comprehensive Income. The adjustments to goodwill represent immaterial measurement period adjustments to the allocation of the purchase consideration of certain fiscal 2024 acquisitions.

Index
Identifiable intangible assets consist of the following (in thousands):

	As of January 31, 2025			As of October 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$1,077,828	($314,445)	$763,383	$1,013,847	($307,531)	$706,316
Intellectual property	523,823	(142,090)	381,733	471,516	(137,188)	334,328
Other	8,573	(7,790)	783	8,575	(7,708)	867
	1,610,224	(464,325)	1,145,899	1,493,938	(452,427)	1,041,511
Non-Amortizing Assets:
Trade names	300,717	—	300,717	293,263	—	293,263
	$1,910,941	($464,325)	$1,446,616	$1,787,201	($452,427)	$1,334,774
The increase in the gross carrying amount of customer relationships, intellectual property and trade names as of January 31, 2025 compared to October 31, 2024 principally relates to such intangible assets recognized in connection with the fiscal 2025 acquisitions (see Note 2, Acquisitions).

Amortization expense related to intangible assets for the three months ended January 31, 2025 and 2024 was $32.2 million and $30.2 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2025 is estimated to be $102.7 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $131.7 million in fiscal 2026, $126.8 million in fiscal 2027, $120.4 million in fiscal 2028, $114.6 million in fiscal 2029, $107.7 million in fiscal 2030, and $442.0 million thereafter.

5.     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	January 31, 2025	October 31, 2024
Borrowings under revolving credit facility	$1,140,000	$1,015,000
2028 senior unsecured notes	600,000	600,000
2033 senior unsecured notes	600,000	600,000
Finance leases and notes payable	24,949	26,133
Less: Debt discount and debt issuance costs	(11,318)	(11,759)
	2,353,631	2,229,374
Less: Current maturities of long-term debt	(3,950)	(4,107)
	$2,349,681	$2,225,267

Index
Revolving Credit Facility
The Company's borrowings under its revolving credit facility mature in fiscal 2028. As of January 31, 2025 and October 31 2024, the weighted average interest rate on borrowings under the Company's revolving credit facility ("Credit Facility") was 6.1% and 6.3%, respectively. The Credit Facility contains both financial and non-financial covenants. As of January 31, 2025, the Company was in compliance with all such covenants.

Senior Unsecured Notes

The Company's senior unsecured notes consist of $600 million principal amount of 5.25% Senior Notes due August 1, 2028 (the "2028 Notes") and $600 million principal amount of 5.35% Senior Notes due August 1, 2033 (the "2033 Notes" and, collectively with the 2028 Notes, the "Notes"). Interest on the Notes is payable semi-annually in arrears on February 1 and August 1 of each year. The 2028 Notes and 2033 Notes each have an effective interest rate of 5.5%. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company's existing and future subsidiaries that guarantee the Company's obligations under the Credit Facility (the "Guarantor Group"). As of January 31, 2025, the Company was in compliance with all covenants related to the Notes.

The following table sets forth the carrying value and estimated fair value of the Company’s Notes, which are classified as Level 1 financial instruments in the fair value hierarchy (in thousands). The Company estimated the fair value of the Notes by taking the weighted average of market quotes for the exact security that was actively traded on January 31, 2025 and October 31, 2024.

	January 31, 2025		October 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Notes	$595,552	$607,777	$595,267	$609,376
2033 Notes	593,130	599,848	592,974	605,917
Total	$1,188,682	$1,207,625	$1,188,241	$1,215,293

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

Index
Changes in the Company’s contract assets and liabilities for the three months ended January 31, 2025 are as follows (in thousands):

	January 31, 2025	October 31, 2024	Change
Contract assets, current	$118,213	$112,235	$5,978

Contract liabilities, current	77,429	83,903	(6,474)
Contract liabilities, long-term	77,858	61,843	16,015
Total contract liabilities	155,287	145,746	9,541

Net contract (liabilities) assets	($37,074)	($33,511)	($3,563)

The increase in the Company's total contract liabilities during the first quarter of fiscal 2025 principally reflects the receipt of advance deposits on certain customer contracts, mainly at the FSG.

The amount of revenue that the Company recognized during the first quarter of fiscal 2025 that was included in contract liabilities as of the beginning of fiscal 2025 was $35.8 million.

Remaining Performance Obligations

Backlog, which the Company believes to be the equivalent of its remaining performance obligations, represents contractually committed, or firm customer orders. As of January 31, 2025, the Company had $1,945.3 million of remaining performance obligations associated with firm contracts pertaining to many of the products offered by the FSG and ETG. The Company will recognize net sales as these obligations are satisfied. The Company expects to recognize $1,076.1 million of this amount during the remainder of fiscal 2025 and $869.2 million thereafter, of which a little more than half is expected to occur in fiscal 2026.

Index
Disaggregation of Revenue

    The following table summarizes the Company’s net sales by product line for each operating segment (in thousands):

	Three months ended January 31,
	2025	2024
Flight Support Group:
Aftermarket replacement parts (1)	$456,028	$395,154
Repair and overhaul parts and services (2)	155,449	135,582
Specialty products (3)	101,697	87,980
Total net sales	713,174	618,716

Electronic Technologies Group:
Electronic component parts primarily for defense, space and aerospace equipment (4)	263,622	220,646
Electronic component parts for equipment in various other industries (5)	66,693	65,296
Total net sales	330,315	285,942

Intersegment sales	(13,267)	(8,295)

Total consolidated net sales	$1,030,222	$896,363

(1)    Includes various jet engine and aircraft component replacement parts.
(2)    Includes primarily the sale of parts consumed in various repair and overhaul services on selected jet engine and aircraft components, avionics, instruments, composites and flight surfaces of commercial and military aircraft.
(3)    Includes primarily the sale of specialty components such as thermal insulation blankets, renewable/reusable insulation systems, advanced niche components, complex composite assemblies, expanded foil mesh as well as machining, brazing, fabricating and welding services generally to original equipment manufacturers, and emergency descent devices and personnel and cargo parachute products.
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

    The following table summarizes the Company’s net sales by industry for each operating segment (in thousands):

	Three months ended January 31,
	2025	2024
Flight Support Group:
Aerospace	$533,621	$461,241
Defense and Space	165,889	138,772
Other (1)	13,664	18,703
Total net sales	713,174	618,716

Electronic Technologies Group:
Defense and Space	170,741	135,776
Other (2)	98,962	100,610
Aerospace	60,612	49,556
Total net sales	330,315	285,942

Intersegment sales	(13,267)	(8,295)

Total consolidated net sales	$1,030,222	$896,363

(1)    Principally industrial products.
(2)    Principally other electronics and medical products.

7.     INCOME TAXES

The Company's effective tax rate decreased to 7.0% in the first quarter of fiscal 2025, down from 11.8% in the first quarter of fiscal 2024. The decrease in the Company's effective tax rate principally reflects a larger tax benefit from stock option exercises recognized in the first quarter of fiscal 2025. The Company recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2025 and 2024 of $27.2 million and $13.6 million, respectively.

Index
8.    FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of January 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$326,491	$—	$326,491
Money market fund	18,027	—	—	18,027
Total assets	$18,027	$326,491	$—	$344,518

Liabilities:
Contingent consideration	$—	$—	$36,514	$36,514

	As of October 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$313,794	$—	$313,794
Money market fund	3,365	—	—	3,365
Total assets	$3,365	$313,794	$—	$317,159

Liabilities:
Contingent consideration	$—	$—	$30,207	$30,207

The Company maintains the HEICO Corporation Leadership Compensation Plan (the "LCP"), which is a non-qualified deferred compensation plan. The assets of the LCP principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company, and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent an investment in a money market fund that is classified within Level 1. The assets of the LCP are held within an irrevocable trust and classified within other assets in the Company’s Condensed Consolidated Balance Sheets. The related liabilities of the LCP are included within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $342.0 million as of January 31, 2025 and $315.0 million as of October 31, 2024.

Index
As part of the agreement to acquire 90% of the membership interests of a subsidiary by the FSG in fiscal 2025, the Company may be obligated to pay contingent consideration of up to $21.1 million in fiscal 2028 based on the earnings of the acquired entity during the three-year period following the acquisition provided the entity meets a certain earnings objective over the same three-year period. As of January 31, 2025, the estimated fair value of the contingent consideration was $11.5 million.

As part of the agreement to acquire 96% of the stock of a subsidiary by the FSG in fiscal 2022, the Company may be obligated to pay contingent consideration of up to $27.4 million in fiscal 2027 based on the earnings of the acquired entity during fiscal years 2025 and 2026. As of January 31, 2025, the estimated fair value of the contingent consideration was $22.7 million.

As part of the agreement to acquire 74% of the membership interests of a subsidiary by the FSG in fiscal 2022, the Company may be obligated to pay contingent consideration of $14.1 million in fiscal 2027 should the acquired entity meet a certain earnings objective during the five-year period following the acquisition. As of January 31, 2025, the estimated fair value of the contingent consideration was $2.4 million.

As part of the agreement to acquire 89.99% of the equity interests of a subsidiary by the ETG in fiscal 2020, the Company paid contingent consideration of CAD $11.7 million, or $8.1 million, in January 2025 as the acquired entity met certain earnings objectives during fiscal 2023 and 2024.

The following unobservable inputs were used to derive the estimated fair value of the Company's Level 3 contingent consideration liabilities as of January 31, 2025 ($ in thousands):

		Unobservable		Weighted
Acquisition Date	Fair Value	Input	Range	Average (1)
1-31-2025	$11,457	Compound annual revenue growth rate	5% - 22%	17%
		Discount rate	7.6% - 7.6%	7.6%

7-18-2022	22,697	Compound annual revenue growth rate	5% - 10%	9%
		Discount rate	7.6% - 7.6%	7.6%

3-17-2022	2,360	Compound annual revenue growth rate	1% - 5%	4%
		Discount rate	8.1% - 8.1%	8.1%

(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

Index
Changes in the Company’s contingent consideration liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended January 31, 2025 are as follows (in thousands):

Liabilities
Balance as of October 31, 2024	$30,207
Contingent consideration related to an acquisition	11,457
Payment of contingent consideration	(8,144)
Increase in accrued contingent consideration	3,288
Foreign currency transaction adjustments	(294)
Balance as of January 31, 2025	$36,514

As of January 31, 2025, the Company's contingent consideration balance is included within other long-term liabilities in its Condensed Consolidated Balance Sheet. The Company records changes in accrued contingent consideration and foreign currency transaction adjustments within SG&A expenses in its Condensed Consolidated Statements of Operations.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of January 31, 2025 due to the relatively short maturity of the respective instruments. The carrying amount of borrowings under the Company's credit facility approximates fair value due to its variable interest rate. See Note 5, Long-Term Debt, for the estimated fair value of the Company’s senior unsecured notes.

Index
9.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS
    The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Three months ended January 31,
	2025	2024
Numerator:
Net income attributable to HEICO	$167,955	$114,698

Denominator:
Weighted average common shares outstanding - basic	138,837	138,265
Effect of dilutive stock options	1,647	1,628
Weighted average common shares outstanding - diluted	140,484	139,893

Net income per share attributable to HEICO shareholders:
Basic	$1.21	$.83
Diluted	$1.20	$.82

Anti-dilutive stock options excluded	53	1,422

Index
10.    OPERATING SEGMENTS
    Information on the Company’s two operating segments, the FSG and the ETG, for the three months ended January 31, 2025 and 2024 is as follows (in thousands):

			Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	Segment
	FSG	ETG
Three months ended January 31, 2025:
Net sales	$713,174	$330,315	($13,267)	$1,030,222
Depreciation	6,578	5,969	501	13,048
Amortization	19,254	13,531	392	33,177
Operating income	166,116	76,456	(15,767)	226,805
Capital expenditures	10,246	7,089	—	17,335

Three months ended January 31, 2024:
Net sales	$618,716	$285,942	($8,295)	$896,363
Depreciation	6,487	5,539	304	12,330
Amortization	17,857	12,926	392	31,175
Operating income	136,091	55,328	(11,209)	180,210
Capital expenditures	6,732	6,174	471	13,377

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Total assets by operating segment are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of January 31, 2025	$4,523,480	$2,961,755	$405,476	$7,890,711
Total assets as of October 31, 2024	4,264,360	2,981,326	347,136	7,592,822

11.     COMMITMENTS AND CONTINGENCIES
Guarantees
As of January 31, 2025, the Company has arranged for standby letters of credit aggregating $10.0 million, which are supported by its revolving credit facility and principally pertain to performance guarantees related to customer contracts entered into by certain of the Company's subsidiaries as well as a payment guarantee related to potential workers' compensation claims.

Index
Product Warranty
Changes in the Company’s product warranty liability for the three months ended January 31, 2025 and 2024 are as follows (in thousands):

	Three months ended January 31,
	2025	2024
Balances as of beginning of fiscal year	$4,036	$3,847
Accruals for warranties	592	790
Acquired warranty liabilities	100	—
Warranty claims settled	(697)	(834)
Balances as of January 31	$4,031	$3,803

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended October 31, 2024. There have been no material changes to our critical accounting policies during the three months ended January 31, 2025.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Our results of operations for the three months ended January 31, 2025 have been affected by the fiscal 2024 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2024 and the fiscal 2025 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to the Condensed Consolidated Financial Statements of this quarterly report.

Index
Results of Operations
The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Three months ended January 31,
	2025	2024
Net sales	$1,030,222	$896,363
Cost of sales	624,560	549,594
Selling, general and administrative expenses	178,857	166,559
Total operating costs and expenses	803,417	716,153
Operating income	$226,805	$180,210

Net sales by segment:
Flight Support Group	$713,174	$618,716
Electronic Technologies Group	330,315	285,942
Intersegment sales	(13,267)	(8,295)
	$1,030,222	$896,363

Operating income by segment:
Flight Support Group	$166,116	$136,091
Electronic Technologies Group	76,456	55,328
Other, primarily corporate	(15,767)	(11,209)
	$226,805	$180,210

Net sales	100.0%	100.0%
Gross profit	39.4%	38.7%
Selling, general and administrative expenses	17.4%	18.6%
Operating income	22.0%	20.1%
Interest expense	(3.2%)	(4.3%)
Other income	.1%	.1%
Income tax expense	1.3%	1.9%
Net income attributable to noncontrolling interests	1.3%	1.2%
Net income attributable to HEICO	16.3%	12.8%

Index
Comparison of First Quarter of Fiscal 2025 to First Quarter of Fiscal 2024

Net Sales

Our consolidated net sales in the first quarter of fiscal 2025 increased by 15% to a record $1,030.2 million, up from net sales of $896.4 million in the first quarter of fiscal 2024. The increase in consolidated net sales principally reflects an increase of $94.5 million (a 15% increase) to a record $713.2 million in net sales of the FSG and an increase of $44.4 million (a 16% increase) to $330.3 million in net sales of the ETG. The net sales increase in the FSG reflects strong organic growth of 13% and net sales of $13.5 million contributed by fiscal 2024 and 2025 acquisitions. The FSG's organic net sales growth reflects increased demand within its aftermarket replacement parts, repair and overhaul parts and services, and specialty products product lines resulting in net sales increases of $60.9 million, $15.0 million and $5.1 million, respectively. The net sales increase in the ETG reflects strong organic growth of 11% and net sales of $9.9 million contributed by fiscal 2024 and 2025 acquisitions. The ETG's organic net sales growth is mainly attributable to increased demand for its defense, space and aerospace products resulting in net sales increases of $16.1 million, $13.5 million and $4.9 million, respectively, partially offset by a slight decrease in demand for its other electronics and medical products. Sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the first quarter of fiscal 2025.

Gross Profit and Operating Expenses

Our consolidated gross profit margin improved to 39.4% in the first quarter of fiscal 2025, up from 38.7% in the first quarter of fiscal 2024 principally reflecting increases of 1.0% and .6% in the ETG's and FSG’s gross profit margin, respectively. The increase in the ETG's gross profit margin principally reflects the previously mentioned higher net sales of space, defense and aerospace products, partially offset by the previously mentioned slight decrease in net sales of other electronics and medical products. The increase in the FSG's gross profit margin principally reflects the previously mentioned higher net sales within our aftermarket replacement parts product line. Total new product research and development expenses included within our consolidated cost of sales were $27.6 million in the first quarter of fiscal 2025, up from $25.1 million in the first quarter of fiscal 2024.

Our consolidated selling, general and administrative ("SG&A") expenses were $178.9 million in the first quarter of fiscal 2025, as compared to $166.6 million in the first quarter of fiscal 2024. The increase in consolidated SG&A expenses principally reflects costs incurred to support the previously mentioned net sales growth resulting in increases of $4.3 million and $3.9 million in selling expenses and general and administrative expenses, respectively, as well as $4.0 million attributable to our fiscal 2024 and 2025 acquisitions.

Our consolidated SG&A expenses as a percentage of net sales improved to 17.4% in the first quarter of fiscal 2025, down from 18.6% in the first quarter of fiscal 2024. The decrease in consolidated SG&A expenses as a percentage of net sales principally reflects efficiencies realized from the previously mentioned net sales growth.

Index
Operating Income

Our consolidated operating income increased by 26% to a record $226.8 million in the first quarter of fiscal 2025, up from $180.2 million in the first quarter of fiscal 2024. The increase in consolidated operating income principally reflects a $30.0 million increase (a 22% increase) to a record $166.1 million in operating income of the FSG and a $21.1 million increase (a 38% increase) to $76.5 million in operating income of the ETG. The increase in operating income of the FSG and ETG principally reflects the previously mentioned net sales growth, SG&A efficiencies realized from the net sales growth, and the improved gross profit margin at each operating segment.

Our consolidated operating income as a percentage of net sales improved to 22.0% in the first quarter of fiscal 2025, up from 20.1% in the first quarter of fiscal 2024. The increase in consolidated operating income as a percentage of net sales principally reflects an increase in the ETG's operating income as a percentage of net sales to 23.1% in the first quarter of fiscal 2025, up from 19.3% in the first quarter of fiscal 2024 and an increase in the FSG’s operating income as a percentage of net sales to 23.3% in the first quarter of fiscal 2025, up from 22.0% in the first quarter of fiscal 2024. The increase in the ETG's operating income as a percentage of net sales principally reflects a 2.8% impact from lower SG&A expenses as a percentage of net sales, mainly due to the previously mentioned efficiencies realized from the net sales growth, as well as the previously mentioned improved gross profit margin. The increase in the FSG's operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margin and a .7% impact from a decrease in SG&A expenses as a percentage of net sales, primarily driven by the previously mentioned efficiencies.

Interest Expense

Interest expense decreased to $32.5 million in the first quarter of fiscal 2025, down from $38.6 million in the first quarter of fiscal 2024. The decrease in interest expense was principally due to a decrease in the amount of outstanding debt.

Other Income

Other income in the first quarter of fiscal 2025 and 2024 was not material.

Income Tax Expense

Our effective tax rate decreased to 7.0% in the first quarter of fiscal 2025, down from 11.8% in the first quarter of fiscal 2024. The decrease in our effective tax rate principally reflects a larger tax benefit from stock option exercises recognized in the first quarter of fiscal 2025. We recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2025 and 2024 of $27.2 million and $13.6 million, respectively.

Index
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $13.6 million in the first quarter of fiscal 2025, as compared to $10.8 million in the first quarter of fiscal 2024. The increase in net income attributable to noncontrolling interests principally reflects improved operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held.
Net Income Attributable to HEICO

Net income attributable to HEICO increased by 46% to a record $168.0 million, or $1.20 per diluted share, in the first quarter of fiscal 2025, up from $114.7 million, or $.82 per diluted share, in the first quarter of fiscal 2024 principally reflecting the previously mentioned higher consolidated operating income and lower effective tax rate.

Outlook

As we look ahead to the remainder of fiscal 2025, we remain confident in achieving net sales growth across both the FSG and ETG segments, driven primarily by strong organic demand for most of our products. Specifically, we are optimistic about sustained momentum in our defense products, as reflected in this past quarter's results. Additionally, we aim to accelerate growth through our recently completed acquisitions while positioning ourselves to capitalize on future acquisition opportunities. Our disciplined financial strategy continues to focus on maximizing long-term shareholder value through a balanced approach of strategic acquisitions and organic growth initiatives aimed at gaining market share, while maintaining a strong financial position and preserving flexibility.

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, capital expenditures, interest payments, cash dividends, distributions to noncontrolling interests and working capital needs. We continue to anticipate fiscal 2025 capital expenditures to be approximately $65 to $70 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility. The revolving credit facility and senior unsecured notes contain both financial and non-financial covenants. As of January 31, 2025, we were in compliance with all such covenants and our total debt to shareholders’ equity ratio was 61.8%.

Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund our cash requirements for at least the next twelve months.

Index
Operating Activities

Net cash provided by operating activities was $203.0 million in the first quarter of fiscal 2025 and consisted primarily of net income from consolidated operations of $181.6 million, depreciation and amortization expense of $46.2 million (a non-cash item), net changes of $17.7 million included in the "Other" caption (principally the receipt of advance deposits on certain long-term customer contracts), and net changes in other long-term liabilities and assets related to the HEICO Corporation Leadership Compensation Plan (the "LCP") of $13.0 million (principally participant deferrals and employer contributions), partially offset by a $59.7 million increase in net working capital. The increase in net working capital is inclusive of a $63.9 million decrease in accrued expenses and other current liabilities mainly reflecting the payment of fiscal 2024 accrued performance-based compensation, and a $36.2 million increase in inventories to support an increase in consolidated backlog, partially offset by a $20.1 million decrease in accounts receivable resulting from the timing of collections, a $16.9 million increase in income taxes payable and a $10.4 million increase in trade accounts payable.

Net cash provided by operating activities increased by $91.4 million (an 82% increase) in the first quarter of fiscal 2025, up from $111.7 million in the first quarter of fiscal 2024. The increase is principally attributable to a $56.1 million increase in net income from consolidated operations, a $19.6 million increase in the "Other" caption (principally the receipt of advance deposits on certain long-term customer contracts), a $12.2 million decrease in net working capital and a $4.0 million decrease in the payment of contingent consideration.

Investing Activities

Net cash used in investing activities totaled $288.0 million in the first quarter of fiscal 2025 and related primarily to acquisitions of $254.8 million, capital expenditures of $17.3 million and LCP funding of $14.6 million. Further details regarding our fiscal 2025 acquisitions may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash provided by financing activities in the first quarter of fiscal 2025 totaled $90.7 million. During the first quarter of fiscal 2025, we borrowed $145.0 million under our revolving credit facility, which was partially offset by $20.0 million in payments made on our revolving credit facility, $15.3 million of cash dividends paid on our common stock, $10.2 million of distributions to noncontrolling interests, $6.0 million of contingent consideration payments and $3.3 million of payments to acquire certain noncontrolling interests.

Other Obligations and Commitments

There have not been any material changes to our other obligations and commitments that were included in our Annual Report on Form 10-K for the year ended October 31, 2024.

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

Index
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

	As of	As of
	January 31, 2025	October 31, 2024
Current assets (excluding net intercompany receivable from non-guarantor subsidiaries)	$1,684,364	$1,642,341
Noncurrent assets	4,703,981	4,627,711
Net intercompany receivable from/ (payable to) non-guarantor subsidiaries	247,337	243,421
Current liabilities (excluding net intercompany payable to non-guarantor subsidiaries)	511,707	546,677
Noncurrent liabilities	2,964,285	2,793,193
Redeemable noncontrolling interests	262,444	243,277
Noncontrolling interests	53,455	49,900

Three months ended
January 31, 2025
Net sales	$857,041
Gross profit	332,070
Operating income	189,860
Net income from consolidated operations	170,511
Net income attributable to HEICO	160,511

Index

Three months ended
January 31, 2025
Intercompany net sales	$2,531
Intercompany management fee	971
Intercompany interest income	2,282
Intercompany dividends	17,047

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

For further information on these and other factors that potentially could materially affect our financial results, see Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended October 31, 2024. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required by applicable law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

There have not been any material changes in our assessment of HEICO’s sensitivity to market risk that was disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended October 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

Index
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 31, 2025, we acquired 90% of the membership interests of Millennium International, LLC ("Millennium"). The purchase price of this acquisition was principally paid in cash using proceeds from the Company's revolving credit facility and cash provided by operating activities, as well as through the issuance of 53,186 shares of HEICO Class A Common Stock. The HEICO Class A Common Stock issued in connection with the acquisition of Millennium was not registered under the Securities Act of 1933, in accordance with Section 4(a)(2) and Rule 506(b) of Regulation D thereunder, as a transaction by an issuer not involving any public offering. See Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements for additional information.

Item 5.    Other Events.

None of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the first quarter ended January 31, 2025.

Index
Item 6.    EXHIBITS

Exhibit	Description
22	Subsidiary Guarantors and Issuers of Guaranteed Securities, is incorporated by reference to Exhibit 22 to the Form 10-K for the year ended October 31, 2024.***

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *

32.1	Section 1350 Certification of Chief Executive Officer. **

32.2	Section 1350 Certification of Chief Financial Officer. **

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). *

*    Filed herewith.
**    Furnished herewith.
***    Previously filed.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEICO CORPORATION

Date:	February 28, 2025	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ BRADLEY K. ROWEN
Bradley K. Rowen Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)