Form 10-Q
period 2025-04-30
HEICO CORP
filed 2025-05-29
CIK 46619

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of May 27, 2025 is as follows:

Common Stock, $.01 par value	55,048,774	shares
Class A Common Stock, $.01 par value	84,055,338	shares

Index
HEICO CORPORATION

Index
PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	April 30, 2025	October 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$242,309	$162,103
Accounts receivable, net	591,404	538,487
Contract assets	124,683	112,235
Inventories, net	1,244,497	1,170,949
Prepaid expenses and other current assets	80,456	78,518
Total current assets	2,283,349	2,062,292

Property, plant and equipment, net	359,320	339,034
Goodwill	3,530,154	3,380,295
Intangible assets, net	1,433,631	1,334,774
Other assets	485,722	476,427
Total assets	$8,092,176	$7,592,822

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,789	$4,107
Trade accounts payable	230,372	198,429
Accrued expenses and other current liabilities	382,951	427,781
Income taxes payable	47,746	33,534
Total current liabilities	664,858	663,851

Long-term debt, net of current maturities	2,274,362	2,225,267
Deferred income taxes	100,401	114,156
Other long-term liabilities	580,777	525,986
Total liabilities	3,620,398	3,529,260

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 3)	436,471	366,156

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 shares authorized; 55,049 and 54,986 shares issued and outstanding	550	550
Class A Common Stock, $.01 par value per share; 150,000 shares authorized; 84,039 and 83,827 shares issued and outstanding	840	838
Capital in excess of par value	637,981	599,399
Deferred compensation obligation	7,272	7,272
HEICO stock held by irrevocable trust	(7,272)	(7,272)
Accumulated other comprehensive loss	(411)	(26,076)
Retained earnings	3,328,591	3,062,166
Total HEICO shareholders’ equity	3,967,551	3,636,877
Noncontrolling interests	67,756	60,529
Total shareholders’ equity	4,035,307	3,697,406
Total liabilities and equity	$8,092,176	$7,592,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Six months ended April 30,		Three months ended April 30,
	2025	2024	2025	2024

Net sales	$2,128,042	$1,851,758	$1,097,820	$955,395

Operating costs and expenses:
Cost of sales	1,284,576	1,133,194	660,016	583,600
Selling, general and administrative expenses	368,509	329,201	189,652	162,642

Total operating costs and expenses	1,653,085	1,462,395	849,668	746,242

Operating income	474,957	389,363	248,152	209,153

Interest expense	(65,323)	(77,119)	(32,865)	(38,512)
Other income	1,555	1,139	636	460

Income before income taxes and noncontrolling interests	411,189	313,383	215,923	171,101

Income tax expense	59,100	53,000	45,400	36,200

Net income from consolidated operations	352,089	260,383	170,523	134,901

Less: Net income attributable to noncontrolling interests	27,341	22,539	13,730	11,755

Net income attributable to HEICO	$324,748	$237,844	$156,793	$123,146

Net income per share attributable to HEICO shareholders:
Basic	$2.34	$1.72	$1.13	$.89
Diluted	$2.31	$1.70	$1.12	$.88

Weighted average number of common shares outstanding:
Basic	138,921	138,325	139,005	138,386
Diluted	140,541	139,976	140,599	140,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Six months ended April 30,		Three months ended April 30,
	2025	2024	2025	2024

Net income from consolidated operations	$352,089	$260,383	$170,523	$134,901
Other comprehensive income (loss):
Foreign currency translation adjustments	26,278	4,618	55,092	(10,143)
Amortization of unrealized loss on defined benefit pension plan, net of tax	1	26	—	13
Total other comprehensive income (loss)	26,279	4,644	55,092	(10,130)
Comprehensive income from consolidated operations	378,368	265,027	225,615	124,771
Net income attributable to noncontrolling interests	27,341	22,539	13,730	11,755
Foreign currency translation adjustments attributable to noncontrolling interests	614	141	1,917	(415)
Comprehensive income attributable to noncontrolling interests	27,955	22,680	15,647	11,340
Comprehensive income attributable to HEICO	$350,413	$242,347	$209,968	$113,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Six Months Ended April 30, 2025 and 2024
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2024	$366,156	$550	$838	$599,399	$7,272	($7,272)	($26,076)	$3,062,166	$60,529	$3,697,406
Comprehensive income	19,460	—	—	—	—	—	25,665	324,748	8,495	358,908
Cash dividends ($.11 per share)	—	—	—	—	—	—	—	(15,272)	—	(15,272)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	13,062	—	—	—	—	—	13,062
Share-based compensation expense	—	—	—	10,671	—	—	—	—	—	10,671
Issuance of common stock for an acquisition	—	—	1	10,122	—	—	—	—	—	10,123
Proceeds from stock option exercises	—	—	1	5,785	—	—	—	—	—	5,786
Redemptions of common stock related to stock option exercises	—	—	—	(1,415)	—	—	—	—	—	(1,415)
Noncontrolling interests assumed related to acquisitions	27,877	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(16,008)	—	—	—	—	—	—	—	(1,268)	(1,268)
Acquisitions of noncontrolling interests	(4,205)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	42,809	—	—	—	—	—	—	(42,809)	—	(42,809)
Other	382	—	—	357	—	—	—	(242)	—	115
Balances as of April 30, 2025	$436,471	$550	$840	$637,981	$7,272	($7,272)	($411)	$3,328,591	$67,756	$4,035,307

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2023	$364,807	$547	$835	$578,809	$6,318	($6,318)	($40,180)	$2,605,984	$47,156	$3,193,151
Comprehensive income	15,999	—	—	—	—	—	4,503	237,844	6,681	249,028
Cash dividends ($.10 per share)	—	—	—	—	—	—	—	(13,831)	—	(13,831)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	9,300	—	—	—	—	—	9,300
Share-based compensation expense	—	—	—	9,463	—	—	—	—	—	9,463
Proceeds from stock option exercises	—	1	1	4,149	—	—	—	—	—	4,151
Redemptions of common stock related to stock option exercises	—	—	—	(2,352)	—	—	—	—	—	(2,352)
Distributions to noncontrolling interests	(14,967)	—	—	—	—	—	—	—	(458)	(458)
Acquisitions of noncontrolling interests	(3,165)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	4,608	—	—	—	—	—	—	(4,608)	—	(4,608)
Other	1,087	—	—	(670)	—	—	—	(368)	—	(1,038)
Balances as of April 30, 2024	$368,369	$548	$836	$598,699	$6,318	($6,318)	($35,677)	$2,825,021	$53,379	$3,442,806
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Three Months Ended April 30, 2025 and 2024
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of January 31, 2025	$424,083	$550	$839	$618,622	$7,272	($7,272)	($53,586)	$3,180,102	$64,201	$3,810,728
Comprehensive income	11,887	—	—	—	—	—	53,175	156,793	3,760	213,728
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	10,383	—	—	—	—	—	10,383
Share-based compensation expense	—	—	—	6,000	—	—	—	—	—	6,000
Proceeds from stock option exercises	—	—	1	4,188	—	—	—	—	—	4,189
Redemptions of common stock related to stock option exercises	—	—	—	(1,320)	—	—	—	—	—	(1,320)
Noncontrolling interest assumed related to acquisitions	(35)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(7,122)	—	—	—	—	—	—	—	(205)	(205)
Acquisitions of noncontrolling interests	(947)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	8,223	—	—	—	—	—	—	(8,223)	—	(8,223)
Other	382	—	—	108	—	—	—	(81)	—	27
Balances as of April 30, 2025	$436,471	$550	$840	$637,981	$7,272	($7,272)	($411)	$3,328,591	$67,756	$4,035,307

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of January 31, 2024	$365,865	$548	$836	$585,888	$6,318	($6,318)	($25,962)	$2,705,128	$50,201	$3,316,639
Comprehensive income	8,003	—	—	—	—	—	(9,715)	123,146	3,337	116,768
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	6,724	—	—	—	—	—	6,724
Share-based compensation expense	—	—	—	4,582	—	—	—	—	—	4,582
Proceeds from stock option exercises	—	—	—	1,897	—	—	—	—	—	1,897
Redemptions of common stock related to stock option exercises	—	—	—	(1,751)	—	—	—	—	—	(1,751)
Distributions to noncontrolling interests	(6,500)	—	—	—	—	—	—	—	(159)	(159)
Acquisitions of noncontrolling interests	(2,109)	—	—	1,156	—	—	—	—	—	1,156
Adjustments to redemption amount of redeemable noncontrolling interests	3,165	—	—	—	—	—	—	(3,165)	—	(3,165)
Other	(55)	—	—	203	—	—	—	(88)	—	115
Balances as of April 30, 2024	$368,369	$548	$836	$598,699	$6,318	($6,318)	($35,677)	$2,825,021	$53,379	$3,442,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Six months ended April 30,
	2025	2024
Operating Activities:
Net income from consolidated operations	$352,089	$260,383
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	95,102	86,336
Share-based compensation expense	10,671	9,463
Employer contributions to HEICO Savings and Investment Plan	8,500	8,802
Increase (decrease) in accrued contingent consideration, net	6,766	(5,326)
Deferred income tax benefit	(17,940)	(11,532)
Payment of contingent consideration	(2,190)	(6,203)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(40,361)	5,309
(Increase) decrease in contract assets	(12,319)	3,172
Increase in inventories	(46,134)	(71,103)
Decrease (increase) in prepaid expenses and other current assets	4,535	(9,243)
Increase (decrease) in trade accounts payable	29,193	(11,406)
Decrease in accrued expenses and other current liabilities	(39,266)	(58,102)
Increase (decrease) in income taxes payable	10,599	(6,830)
Net changes in other long-term liabilities and assets related to HEICO Leadership Compensation Plan	16,555	17,319
Other	31,929	41,753
Net cash provided by operating activities	407,729	252,792

Investing Activities:
Acquisitions, net of cash acquired	(286,161)	(46,208)
Capital expenditures	(33,299)	(26,325)
Investments related to HEICO Leadership Compensation Plan	(17,700)	(14,410)
Other	(2,599)	1,657
Net cash used in investing activities	(339,759)	(85,286)

Financing Activities:
Borrowings on revolving credit facility	145,000	50,000
Payments on revolving credit facility	(95,000)	(125,000)
Distributions to noncontrolling interests	(17,563)	(15,372)
Cash dividends paid	(15,272)	(13,831)
Payment of contingent consideration	(5,954)	(13,797)
Acquisitions of noncontrolling interests	(4,205)	(3,165)
Redemptions of common stock related to stock option exercises	(1,415)	(2,352)
Payments on short-term debt, net	—	(13,924)
Proceeds from stock option exercises	5,786	4,151
Other	(2,114)	(1,905)
Net cash provided by (used in) financing activities	9,263	(135,195)

Effect of exchange rate changes on cash	2,973	802

Net increase in cash and cash equivalents	80,206	33,113
Cash and cash equivalents at beginning of year	162,103	171,048
Cash and cash equivalents at end of period	$242,309	$204,161
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2024. The October 31, 2024 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the six months ended
April 30, 2025 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

2.     ACQUISITIONS

In November 2024, the Company, through a subsidiary of HEICO Electronic, acquired 70% of the stock of SVM Private Limited ("SVM"). SVM designs and manufactures high-performance electronic passive components and subsystems, including critical magnetic components and busbars, that serve the healthcare and industrial end-markets. The remaining 30% interest continues to be owned by a certain member of SVM's management team. See Note 3, Selected Financial Statement Information - Redeemable Noncontrolling Interests, for additional information. The purchase price of this acquisition was paid in cash using cash provided by operating activities and is not material or significant to the Company's condensed consolidated financial statements.

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

Index

777 AIMS and Boeing 737NG/P-8/E-7 VIA hardware systems. The purchase price of this acquisition was paid in cash using proceeds from the Company's revolving credit facility and cash provided by operating activities, and is not material or significant to the Company's condensed consolidated financial statements.

In January 2025, the Company, through a subsidiary of HFSC, acquired 90% of the membership interests of Millennium International, LLC ("Millennium"). Millennium is an FAA and EASA-certified Part 145 Repair Station, specializing in the repair and support of new generation and legacy avionics systems and components. Millennium offers comprehensive repair, overhaul, retrofit, and exchange services to its customers that include aircraft OEMs, fleet operators, repair businesses, and avionics brokers. The remaining 10% interest continues to be owned by certain members of Millennium’s management team. See Note 3, Selected Financial Statement Information - Redeemable Noncontrolling Interests, for additional information. The total consideration includes an accrual of $11.5 million as of the acquisition date representing the estimated fair value of contingent consideration the Company may be obligated to pay should Millennium meet a certain earnings objective following the acquisition. See Note 8, Fair Value Measurements, for additional information regarding the Company’s contingent consideration obligation. The purchase price of this acquisition was principally paid in cash using proceeds from the Company's revolving credit facility and cash provided by operating activities, as well as through the issuance of 53,186 shares of HEICO Class A Common Stock and is not material or significant to the Company's condensed consolidated financial statements.

In April 2025, the Company, through a subsidiary of HEICO Electronic, acquired 100% of the membership interests of Rosen Aviation, LLC ("Rosen"). Rosen designs and manufactures in-flight entertainment products, principally in-cabin displays and control panels, for the business and aviation markets. The purchase price of this acquisition was paid in cash using cash provided by operating activities and is not material or significant to the Company's condensed consolidated financial statements.

The allocation of the total consideration for the fiscal 2025 acquisitions to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocation to be material to the Company's consolidated financial statements. The operating results of the fiscal 2025 acquisitions were included in the Company’s results of operations as of each effective acquisition date. The amount of net sales and earnings of the fiscal 2025 acquisitions included in the Condensed Consolidated Statement of Operations for the six and three months ended April 30, 2025 is not material. Had the fiscal 2025 acquisitions occurred as of November 1, 2023, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the six and three months ended April 30, 2025 and 2024 would not have been materially different than the reported amounts.

Index

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	April 30, 2025	October 31, 2024
Accounts receivable	$600,800	$550,281
Less: Allowance for doubtful accounts	(9,396)	(11,794)
Accounts receivable, net	$591,404	$538,487

Inventories

(in thousands)	April 30, 2025	October 31, 2024
Finished products	$718,117	$684,578
Work in process	108,937	99,107
Materials, parts, assemblies and supplies	417,443	387,264
Inventories, net of valuation reserves	$1,244,497	$1,170,949

Property, Plant and Equipment

(in thousands)	April 30, 2025	October 31, 2024
Land	$20,147	$19,974
Buildings and improvements	228,099	217,554
Machinery, equipment and tooling	455,611	422,500
Construction in progress	40,887	35,432
	744,744	695,460
Less: Accumulated depreciation and amortization	(385,424)	(356,426)
Property, plant and equipment, net	$359,320	$339,034

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $28.1 million as of April 30, 2025 and $24.3 million as of October 31, 2024. The total customer rebates and credits deducted within net sales for the six months ended April 30, 2025 and 2024 was $7.9 million and $5.8 million, respectively. The total customer rebates and credits deducted within net sales for the three months ended April 30, 2025 and 2024 was $3.6 million and $2.3 million, respectively.

Index

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the six and three months ended April 30, 2025 and 2024 is as follows (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2025	2024	2025	2024
R&D expenses	$56,346	$53,031	$28,741	$27,935

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

	April 30, 2025	October 31, 2024
Redeemable at fair value	$345,411	$306,143
Redeemable based on a multiple of future earnings	91,060	60,013
Redeemable noncontrolling interests	$436,471	$366,156

As discussed in Note 2, Acquisitions, the Company, through a subsidiary of HEICO Electronic, acquired 70% of the stock of SVM in November 2024. As part of the shareholders' agreement, the noncontrolling interest holder has the right to cause the Company to purchase their equity interest beginning in fiscal 2029, or sooner under certain conditions, and the Company has the right to purchase the same equity interest over the same period.

During fiscal 2022, the holder of a 19.9% noncontrolling equity interest in a subsidiary of HFSC that was acquired in fiscal 2015 exercised their option to cause the Company to purchase their noncontrolling interest over a four-year period ending in fiscal 2026. In December 2024, the Company acquired an additional one-fourth of such interest, which increased the Company's ownership interest in the subsidiary to 95.03%.

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

Index

During fiscal 2024, the holders of a 15% noncontrolling equity interest in a subsidiary of the ETG that was acquired in fiscal 2019 exercised their option to cause the Company to purchase their noncontrolling interest over a four-year period ending in fiscal 2027. In February 2025, the Company acquired an additional one-fourth of such interest, which increased the Company's ownership interest in the subsidiary to 92.5%.

As discussed in Note 2, Acquisitions, the Company, through a subsidiary of HEICO Electronic, which was 87.9% owned by the Company, acquired 100% of the membership interests of Rosen. As a result of this acquisition, the Company's ownership interest in the subsidiary of HEICO Electronic increased to approximately 92.4%.

Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss for the six months ended April 30, 2025 are as follows (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan	Accumulated Other Comprehensive Loss
Balances as of October 31, 2024	($25,667)	($409)	($26,076)
Unrealized gain	25,664	—	25,664
Amortization of unrealized loss	—	1	1
Balances as of April 30, 2025	($3)	($408)	($411)

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by operating segment for the six months ended April 30, 2025 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2024	$1,882,558	$1,497,737	$3,380,295
Goodwill acquired	110,707	25,728	136,435
Foreign currency translation adjustments	2,245	11,124	13,369
Adjustments to goodwill	24	31	55
Balances as of April 30, 2025	$1,995,534	$1,534,620	$3,530,154

The goodwill acquired pertains to the fiscal 2025 acquisitions described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed. The Company estimates that $112 million of the goodwill acquired in fiscal 2025 will be deductible for income tax purposes. Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Condensed Consolidated Statements of

Index

Comprehensive Income. The adjustments to goodwill represent immaterial measurement period adjustments to the allocation of the purchase consideration of certain fiscal 2024 acquisitions.

Identifiable intangible assets consist of the following (in thousands):

	As of April 30, 2025			As of October 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$1,092,479	($340,628)	$751,851	$1,013,847	($307,531)	$706,316
Intellectual property	525,355	(152,814)	372,541	471,516	(137,188)	334,328
Other	8,640	(7,950)	690	8,575	(7,708)	867
	1,626,474	(501,392)	1,125,082	1,493,938	(452,427)	1,041,511
Non-Amortizing Assets:
Trade names	308,549	—	308,549	293,263	—	293,263
	$1,935,023	($501,392)	$1,433,631	$1,787,201	($452,427)	$1,334,774
    The increase in the gross carrying amount of customer relationships, intellectual property, and trade names as of April 30, 2025 compared to October 31, 2024 principally relates to such intangible assets recognized in connection with the fiscal 2025 acquisitions (see Note 2, Acquisitions).

Amortization expense related to intangible assets for the six months ended April 30, 2025 and 2024 was $67.0 million and $60.8 million, respectively. Amortization expense related to intangible assets for the three months ended April 30, 2025 and 2024 was $34.8 million and $30.6 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2025 is estimated to be $68.9 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $133.5 million in fiscal 2026, $128.4 million in fiscal 2027, $122.0 million in fiscal 2028, $116.1 million in fiscal 2029, $109.1 million in fiscal 2030, and $447.1 million thereafter.

Index

5.     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	April 30, 2025	October 31, 2024
Borrowings under revolving credit facility	$1,065,000	$1,015,000
2028 senior unsecured notes	600,000	600,000
2033 senior unsecured notes	600,000	600,000
Finance leases and notes payable	24,015	26,133
Less: Debt discount and debt issuance costs	(10,864)	(11,759)
	2,278,151	2,229,374
Less: Current maturities of long-term debt	(3,789)	(4,107)
	$2,274,362	$2,225,267

Revolving Credit Facility
The Company's borrowings under its revolving credit facility mature in fiscal 2028. As of April 30, 2025 and October 31 2024, the weighted average interest rate on borrowings under the Company's revolving credit facility ("Credit Facility") was 5.9% and 6.3%, respectively. The Credit Facility contains both financial and non-financial covenants. As of April 30, 2025, the Company was in compliance with all such covenants.

Senior Unsecured Notes

The Company's senior unsecured notes consist of $600 million principal amount of 5.25% Senior Notes due August 1, 2028 (the "2028 Notes") and $600 million principal amount of 5.35% Senior Notes due August 1, 2033 (the "2033 Notes" and, collectively with the 2028 Notes, the "Notes"). Interest on the Notes is payable semi-annually in arrears on February 1 and August 1 of each year. The 2028 Notes and 2033 Notes each have an effective interest rate of 5.5%. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company's existing and future subsidiaries that guarantee the Company's obligations under the Credit Facility (the "Guarantor Group"). As of April 30, 2025, the Company was in compliance with all covenants related to the Notes.

Index

The following table sets forth the carrying value and estimated fair value of the Company’s Notes, which are classified as Level 1 financial instruments in the fair value hierarchy (in thousands). The Company estimated the fair value of the Notes by taking the weighted average of market quotes for the exact security that was actively traded on April 30, 2025 and October 31, 2024.

	April 30, 2025		October 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Notes	$595,844	$612,735	$595,267	$609,376
2033 Notes	593,292	606,878	592,974	605,917
Total	$1,189,136	$1,219,613	$1,188,241	$1,215,293

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

    Changes in the Company’s contract assets and liabilities for the six months ended April 30, 2025 are as follows (in thousands):

	April 30, 2025	October 31, 2024	Change
Contract assets, current	$124,683	$112,235	$12,448

Contract liabilities, current	(79,764)	(83,903)	4,139
Contract liabilities, long-term	(91,120)	(61,843)	(29,277)
Total contract liabilities	(170,884)	(145,746)	(25,138)

Net contract liabilities	($46,201)	($33,511)	($12,690)

The increase in the Company's contract assets during the first six months of fiscal 2025 mainly reflects additional unbilled receivables on certain customer contracts using an over-time recognition model in excess of billings on certain customer contracts, mainly at the FSG. The increase in the Company's total contract liabilities during the first six months of fiscal 2025 principally reflects the receipt of advance deposits on certain customer contracts, mainly at the FSG.

Index

The amount of revenue that the Company recognized during the six and three months ended April 30, 2025 that was included in contract liabilities as of the beginning of fiscal 2025 was $46.0 million and $10.2 million, respectively.

Remaining Performance Obligations

Backlog, which the Company believes to be the equivalent of its remaining performance obligations, represents contractually committed or firm customer orders. As of April 30, 2025, the Company had $2,024.7 million of remaining performance obligations associated with firm contracts pertaining to many of the products offered by the FSG and ETG. The Company will recognize net sales as these obligations are satisfied. The Company expects to recognize $963.8 million of this amount during the remainder of fiscal 2025 and $1,060.9 million thereafter, of which more than half is expected to occur in fiscal 2026.

Disaggregation of Revenue

    The following table summarizes the Company’s net sales by product line for each operating segment (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2025	2024	2025	2024
Flight Support Group:
Aftermarket replacement parts (1)	$925,990	$798,879	$469,962	$403,725
Repair and overhaul parts and services (2)	342,105	283,763	186,656	148,181
Specialty products (3)	212,149	183,306	110,452	95,326
Total net sales	1,480,244	1,265,948	767,070	647,232

Electronic Technologies Group:
Electronic component parts primarily for defense, space and aerospace equipment (4)	539,713	474,404	276,091	253,758
Electronic component parts for equipment in various other industries (5)	132,769	130,860	66,076	65,564
Total net sales	672,482	605,264	342,167	319,322

Intersegment sales	(24,684)	(19,454)	(11,417)	(11,159)

Total consolidated net sales	$2,128,042	$1,851,758	$1,097,820	$955,395

(1)    Includes various jet engine and aircraft component replacement parts.
(2)    Includes primarily the sale of parts consumed in various repair and overhaul services on selected jet engine and aircraft components, avionics, instruments, composites and flight surfaces of commercial and military aircraft.

Index

(3) Includes primarily the sale of specialty components such as thermal insulation blankets, renewable/reusable insulation systems, advanced niche components, complex composite assemblies, expanded foil mesh as well as machining, brazing, fabricating and welding services generally to original equipment manufacturers, and emergency descent devices and personnel and cargo parachute products and missile hardware and components.
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

    The following table summarizes the Company’s net sales by industry for each operating segment (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2025	2024	2025	2024
Flight Support Group:
Aerospace	$1,106,321	$939,590	$572,700	$478,349
Defense and Space	344,001	288,678	178,112	149,906
Other (1)	29,922	37,680	16,258	18,977
Total net sales	1,480,244	1,265,948	767,070	647,232

Electronic Technologies Group:
Defense and Space	341,987	300,757	171,246	164,981
Other (2)	205,340	200,442	106,378	99,832
Aerospace	125,155	104,065	64,543	54,509
Total net sales	672,482	605,264	342,167	319,322

Intersegment sales	(24,684)	(19,454)	(11,417)	(11,159)

Total consolidated net sales	$2,128,042	$1,851,758	$1,097,820	$955,395

(1)    Principally industrial products.
(2)    Principally other electronics and medical products.

Index

7.     INCOME TAXES

The Company's effective tax rate decreased to 14.4% in the first six months of fiscal 2025, down from 16.9% in the first six months of fiscal 2024. The decrease in the Company's effective tax rate principally reflects a larger tax benefit from stock option exercises recognized in the first quarter of fiscal 2025. The Company recognized a discrete tax benefit from stock option exercises in the first quarter of fiscal 2025 and 2024 of $27.2 million and $13.6 million, respectively.

The Company's effective tax rate decreased to 21.0% in the second quarter of fiscal 2025, down from 21.2% in the second quarter of fiscal 2024.

8.    FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of April 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$318,547	$—	$318,547
Money market fund	11,236	—	—	11,236
Total assets	$11,236	$318,547	$—	$329,783

Liabilities:
Contingent consideration	$—	$—	$40,044	$40,044

	As of October 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$313,794	$—	$313,794
Money market fund	3,365	—	—	3,365
Total assets	$3,365	$313,794	$—	$317,159

Liabilities:
Contingent consideration	$—	$—	$30,207	$30,207

Index

The Company maintains the HEICO Corporation Leadership Compensation Plan (the "LCP"), which is a non-qualified deferred compensation plan. The assets of the LCP principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company, and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent an investment in a money market fund that is classified within Level 1. The assets of the LCP are held within an irrevocable trust and classified within other assets in the Company’s Condensed Consolidated Balance Sheets. The related liabilities of the LCP are included within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $327.3 million as of April 30, 2025 and $315.0 million as of October 31, 2024.

As part of the agreement to acquire 90% of the membership interests of a subsidiary by the FSG in fiscal 2025, the Company may be obligated to pay contingent consideration of up to $21.1 million in fiscal 2028 based on the earnings of the acquired entity during the three-year period following the acquisition provided the entity meets a certain earnings objective over the same three-year period. As of April 30, 2025, the estimated fair value of the contingent consideration was $12.0 million.

As part of the agreement to acquire 96% of the stock of a subsidiary by the FSG in fiscal 2022, the Company may be obligated to pay contingent consideration of up to $27.4 million in fiscal 2027 based on the earnings of the acquired entity during fiscal years 2025 and 2026. As of April 30, 2025, the estimated fair value of the contingent consideration was $21.4 million.

As part of the agreement to acquire 74% of the membership interests of a subsidiary by the FSG in fiscal 2022, the Company may be obligated to pay contingent consideration of $14.1 million in fiscal 2027 should the acquired entity meet a certain earnings objective during the five-year period following the acquisition. Based on actual results to-date and an improving forecast for the subsidiary's products over the remainder of the earnout period, the estimated fair value of the contingent consideration increased from $0.0 million as of October 31, 2024 to $6.7 million as of April 30, 2025.

As part of the agreement to acquire 89.99% of the equity interests of a subsidiary by the ETG in fiscal 2020, the Company paid contingent consideration of CAD $11.7 million, or $8.1 million, in January 2025 as the acquired entity met certain earnings objectives during fiscal 2023 and 2024.

Index

The following unobservable inputs were used to derive the estimated fair value of the Company's Level 3 contingent consideration liabilities as of April 30, 2025 ($ in thousands):

		Unobservable		Weighted
Acquisition Date	Fair Value	Input	Range	Average (1)
1-31-2025	$11,959	Compound annual revenue growth rate	5% - 22%	17%
		Discount rate	6.9% - 6.9%	6.9%

7-18-2022	21,375	Compound annual revenue growth rate	3% - 9%	7%
		Discount rate	6.9% - 6.9%	6.9%

3-17-2022	6,710	Compound annual revenue growth rate	(2%) - 6%	3%
		Discount rate	7.4% - 7.4%	7.4%

(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

Changes in the Company’s contingent consideration liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the six months ended April 30, 2025 are as follows (in thousands):

Liabilities
Balance as of October 31, 2024	$30,207
Contingent consideration related to an acquisition	11,509
Payment of contingent consideration	(8,144)
Increase in accrued contingent consideration, net	6,766
Foreign currency transaction adjustments	(294)
Balance as of April 30, 2025	$40,044
As of April 30, 2025, the Company's contingent consideration balance is included within other long-term liabilities in its Condensed Consolidated Balance Sheet. The Company records changes in accrued contingent consideration and foreign currency transaction adjustments within SG&A expenses in its Condensed Consolidated Statements of Operations.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of April 30, 2025 due to the relatively short maturity of the respective instruments. The carrying amount of borrowings under the Company's credit facility approximates fair value due to its variable interest rate. See Note 5, Long-Term Debt, for the estimated fair value of the Company’s senior unsecured notes.

Index

9.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

    The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Six months ended April 30,		Three months ended April 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to HEICO	$324,748	$237,844	$156,793	$123,146

Denominator:
Weighted average common shares outstanding - basic	138,921	138,325	139,005	138,386
Effect of dilutive stock options	1,620	1,651	1,594	1,673
Weighted average common shares outstanding - diluted	140,541	139,976	140,599	140,059

Net income per share attributable to HEICO shareholders:
Basic	$2.34	$1.72	$1.13	$.89
Diluted	$2.31	$1.70	$1.12	$.88

Anti-dilutive stock options excluded	397	1,215	740	1,009

Index

10.    OPERATING SEGMENTS

Information on the Company’s two operating segments, the FSG and the ETG, for the six and three months ended April 30, 2025 and 2024, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	Segment
	FSG	ETG
Six months ended April 30, 2025:
Net sales	$1,480,244	$672,482	($24,684)	$2,128,042
Depreciation	13,187	12,030	999	26,216
Amortization	41,094	27,007	785	68,886
Operating income	351,096	154,336	(30,475)	474,957
Capital expenditures	19,014	14,278	7	33,299

Six months ended April 30, 2024:
Net sales	$1,265,948	$605,264	($19,454)	$1,851,758
Depreciation	11,929	11,061	609	23,599
Amortization	36,304	25,649	784	62,737
Operating income	284,967	130,591	(26,195)	389,363
Capital expenditures	12,714	13,028	583	26,325

Three months ended April 30, 2025:
Net sales	$767,070	$342,167	($11,417)	$1,097,820
Depreciation	6,609	6,061	498	13,168
Amortization	21,840	13,476	393	35,709
Operating income	184,980	77,880	(14,708)	248,152
Capital expenditures	8,768	7,189	7	15,964

Three months ended April 30, 2024:
Net sales	$647,232	$319,322	($11,159)	$955,395
Depreciation	5,442	5,522	305	11,269
Amortization	18,447	12,723	392	31,562
Operating income	148,876	75,263	(14,986)	209,153
Capital expenditures	5,982	6,854	112	12,948

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Index

Total assets by operating segment are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of April 30, 2025	$4,606,613	$3,054,133	$431,430	$8,092,176
Total assets as of October 31, 2024	4,264,360	2,981,326	347,136	7,592,822

11.     COMMITMENTS AND CONTINGENCIES

Guarantees
As of April 30, 2025, the Company had outstanding standby letters of credit with financial institutions aggregating $6.2 million. These letters of credit primarily relate to performance guarantees issued in connection with customer contracts entered into by certain of the Company's subsidiaries, and a payment guarantee related to potential workers' compensation claims.

Product Warranty

Changes in the Company’s product warranty liability for the six months ended April 30, 2025 and 2024, respectively, are as follows (in thousands):

	Six months ended April 30,
	2025	2024
Balances as of beginning of fiscal year	$4,036	$3,847
Accruals for warranties	1,261	1,425
Acquired warranty liabilities	431	—
Warranty claims settled	(1,402)	(1,459)
Balances as of April 30	$4,326	$3,813

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended October 31, 2024. There have been no material changes to our critical accounting policies during the six months ended April 30, 2025.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. ("HEICO Electronic") and its subsidiaries.

Our results of operations for the six and three months ended April 30, 2025 have been affected by the fiscal 2024 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2024 and the fiscal 2025 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to the Condensed Consolidated Financial Statements of this quarterly report.

Index

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2025	2024	2025	2024
Net sales	$2,128,042	$1,851,758	$1,097,820	$955,395
Cost of sales	1,284,576	1,133,194	660,016	583,600
Selling, general and administrative expenses	368,509	329,201	189,652	162,642
Total operating costs and expenses	1,653,085	1,462,395	849,668	746,242
Operating income	$474,957	$389,363	$248,152	$209,153

Net sales by segment:
Flight Support Group	$1,480,244	$1,265,948	$767,070	$647,232
Electronic Technologies Group	672,482	605,264	342,167	319,322
Intersegment sales	(24,684)	(19,454)	(11,417)	(11,159)
	$2,128,042	$1,851,758	$1,097,820	$955,395

Operating income by segment:
Flight Support Group	$351,096	$284,967	$184,980	$148,876
Electronic Technologies Group	154,336	130,591	77,880	75,263
Other, primarily corporate	(30,475)	(26,195)	(14,708)	(14,986)
	$474,957	$389,363	$248,152	$209,153

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	39.6%	38.8%	39.9%	38.9%
Selling, general and administrative expenses	17.3%	17.8%	17.3%	17.0%
Operating income	22.3%	21.0%	22.6%	21.9%
Interest expense	(3.1%)	(4.2%)	(3.0%)	(4.0%)
Other income	.1%	.1%	.1%	—%
Income tax expense	2.8%	2.9%	4.1%	3.8%
Net income attributable to noncontrolling interests	1.3%	1.2%	1.3%	1.2%
Net income attributable to HEICO	15.3%	12.8%	14.3%	12.9%

Index

Comparison of First Six Months of Fiscal 2025 to First Six Months of Fiscal 2024

Net Sales

Our consolidated net sales in the first six months of fiscal 2025 increased by 15% to a record $2,128.0 million, up from net sales of $1,851.8 million in the first six months of fiscal 2024. The increase in consolidated net sales principally reflects an increase of $214.3 million (a 17% increase) to a record $1,480.2 million in net sales of the FSG and an increase of $67.2 million (an 11% increase) to a record $672.5 million in net sales of the ETG. The net sales increase in the FSG reflects strong organic growth of 14% and net sales of $42.9 million contributed by fiscal 2025 and 2024 acquisitions. The FSG's organic net sales growth reflects increased demand within its aftermarket replacement parts, repair and overhaul parts and services, and specialty products product lines resulting in net sales increases of $127.1 million, $30.7 million, and $13.5 million, respectively. The net sales increase in the ETG reflects strong organic growth of 7% and net sales of $19.3 million contributed by fiscal 2024 and 2025 acquisitions. The ETG's organic net sales growth is mainly attributable to increased demand for its space, defense, and aerospace products resulting in net sales increases of $20.6 million, $15.0 million, and $9.5 million, respectively, partially offset by a decrease in demand for its medical products resulting in a net sales decrease of $3.1 million. Sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the first six months of fiscal 2025.

Gross Profit and Operating Expenses

Our consolidated gross profit margin improved to 39.6% in the first six months of fiscal 2025, up from 38.8% in the first six months of fiscal 2024 principally reflecting a 1.4% increase in the FSG’s gross profit margin, partially offset by a .2% decrease in the ETG's gross profit margin. The increase in the FSG's gross profit margin principally reflects the previously mentioned net sales growth across all of its product lines, inclusive of a more favorable mix of defense products within its specialty products product line. Total new product research and development expenses included within our consolidated cost of sales were $56.3 million in the first six months of fiscal 2025, up from $53.0 million in the first six months of fiscal 2024.

Our consolidated selling, general and administrative ("SG&A") expenses were $368.5 million in the first six months of fiscal 2025, as compared to $329.2 million in the first six months of fiscal 2024. The increase in consolidated SG&A expenses reflects $12.6 million attributable to our fiscal 2024 and 2025 acquisitions, $12.1 million attributable to changes in the estimated fair value of accrued contingent consideration, $8.9 million of higher performance-based compensation expense and $8.5 million of higher other selling expenses, partially offset by a $2.8 million decrease in other general administrative expenses.

Our consolidated SG&A expenses as a percentage of net sales improved to 17.3% in the first six months of fiscal 2025, down from 17.8% in the first six months of fiscal 2024. The decrease in consolidated SG&A expenses as a percentage of net sales principally reflects efficiencies realized from the previously mentioned net sales growth, partially offset by a .6%

Index

impact from the previously mentioned changes in the estimated fair value of accrued contingent consideration.

Operating Income

Our consolidated operating income increased by 22% to a record $475.0 million in the first six months of fiscal 2025, up from $389.4 million in the first six months of fiscal 2024. The increase in consolidated operating income principally reflects a $66.1 million increase (a 23% increase) to a record $351.1 million in operating income of the FSG and a $23.7 million increase (an 18% increase) to a record $154.3 million in operating income of the ETG. The increase in operating income of the FSG principally reflects the previously mentioned net sales growth, improved gross profit margin and SG&A expense efficiencies realized from the net sales growth, partially offset by a $12.5 million impact from changes in the estimated fair value of accrued contingent consideration. The increase in operating income of the ETG principally reflects the previously mentioned net sales growth and SG&A expense efficiencies realized from the net sales growth.

Our consolidated operating income as a percentage of net sales improved to 22.3% in the first six months of fiscal 2025, up from 21.0% in the first six months of fiscal 2024. The increase in consolidated operating income as a percentage of net sales principally reflects an increase in the ETG's operating income as a percentage of net sales to 23.0% in the first six months of fiscal 2025, up from 21.6% in the first six months of fiscal 2024 and an increase in the FSG’s operating income as a percentage of net sales to 23.7% in the first six months of fiscal 2025, up from 22.5% in the first six months of fiscal 2024. The increase in the ETG's operating income as a percentage of net sales principally reflects a 1.6% impact from lower SG&A expenses as a percentage of net sales, mainly due to the previously mentioned efficiencies realized from the net sales growth. The increase in the FSG's operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margin.

Interest Expense

Interest expense decreased to $65.3 million in the first six months of fiscal 2025, down from $77.1 million in the first six months of fiscal 2024. The decrease in interest expense was principally due to a decrease in the amount of outstanding debt as well as a lower weighted-average interest rate on borrowings outstanding under our revolving credit facility.

Other Income

Other income in the first six months of fiscal 2025 and 2024 was not material.

Income Tax Expense

Our effective tax rate decreased to 14.4% in the first six months of fiscal 2025, down from 16.9% in the first six months of fiscal 2024. The decrease in our effective tax rate principally reflects a larger tax benefit from stock option exercises recognized in the first quarter

Index

of fiscal 2025. We recognized a discrete tax benefit from stock option exercises in the first quarter of fiscal 2025 and 2024 of $27.2 million and $13.6 million, respectively.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $27.3 million in the first six months of fiscal 2025, as compared to $22.5 million in the first six months of fiscal 2024. The increase in net income attributable to noncontrolling interests principally reflects improved operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased by 37% to a record $324.7 million, or $2.31 per diluted share, in the first six months of fiscal 2025, up from $237.8 million, or $1.70 per diluted share, in the first six months of fiscal 2024 principally reflecting the previously mentioned higher consolidated operating income.

Comparison of Second Quarter of Fiscal 2025 to Second Quarter of Fiscal 2024

Net Sales

Our consolidated net sales in the second quarter of fiscal 2025 increased by 15% to a record $1,097.8 million, up from net sales of $955.4 million in the second quarter of fiscal 2024. The increase in consolidated net sales principally reflects an increase of $119.8 million (a 19% increase) to a record $767.1 million in net sales of the FSG and an increase of $22.8 million (a 7% increase) to $342.2 million in net sales of the ETG. The net sales increase in the FSG reflects strong organic growth of 14% and net sales of $29.4 million contributed by fiscal 2025 and 2024 acquisitions. The FSG's organic net sales growth reflects increased demand within its aftermarket replacement parts, repair and overhaul parts and services, and specialty products product lines resulting in net sales increases of $66.2 million, $15.7 million, and $8.5 million, respectively. The net sales increase in the ETG reflects organic growth of 4% and net sales of $9.4 million contributed by fiscal 2024 and 2025 acquisitions. The ETG's organic net sales growth is mainly attributable to increased demand for its space, aerospace, and other electronics products resulting in net sales increases of $7.1 million, $4.6 million, and $2.9 million, respectively, partially offset by a decrease in demand for its medical and defense products resulting in net sales decreases of $1.5 million and $1.1 million, respectively. Sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the second quarter of fiscal 2025.

Index

Gross Profit and Operating Expenses

Our consolidated gross profit margin improved to 39.9% in the second quarter of fiscal 2025, up from 38.9% in the second quarter of fiscal 2024 principally reflecting a 2.1% increase in the FSG’s gross profit margin, partially offset by a 1.4% decrease in the ETG's gross profit margin. The increase in the FSG's gross profit margin principally reflects the previously mentioned higher net sales within our repair and overhaul parts and services product line and higher net sales and a more favorable mix of defense products within our specialty products product line. The decrease in the ETG's gross profit margin principally reflects the previously mentioned decrease in net sales of defense and medical products, partially offset by the higher net sales of space products. Total new product research and development expenses included within our consolidated cost of sales were $28.7 million in the second quarter of fiscal 2025, up from $27.9 million in the second quarter of fiscal 2024.

Our consolidated SG&A expenses were $189.7 million in the second quarter of fiscal 2025, as compared to $162.6 million in the second quarter of fiscal 2024. The increase in consolidated SG&A expenses principally reflects $9.9 million attributable to changes in the estimated fair value of accrued contingent consideration, $8.6 million attributable to our fiscal 2025 and 2024 acquisitions, $5.6 million of higher performance-based compensation expense, and $4.1 million of higher other selling expenses.

Our consolidated SG&A expenses as a percentage of net sales was 17.3% in the second quarter of fiscal 2025, as compared to 17.0% in the second quarter of fiscal 2024. The increase in consolidated SG&A expenses as a percentage of net sales principally reflects a 1.0% impact from the previously mentioned changes in the estimated fair value of accrued contingent consideration, partially offset by efficiencies realized from the previously mentioned net sales growth.

Operating Income

Our consolidated operating income increased by 19% to a record $248.2 million in the second quarter of fiscal 2025, up from $209.2 million in the second quarter of fiscal 2024. The increase in consolidated operating income principally reflects a $36.1 million increase (a 24% increase) to a record $185.0 million in operating income of the FSG and a $2.6 million increase (a 3% increase) to $77.9 million in operating income of the ETG. The increase in operating income of the FSG principally reflects the previously mentioned net sales growth and improved gross profit margin, partially offset by a $9.9 million impact from changes in the estimated fair value of accrued contingent consideration. The increase in operating income of the ETG principally reflects the previously mentioned net sales growth and SG&A expense efficiencies realized from the net sales growth, partially offset by the previously mentioned lower gross profit margin.

Our consolidated operating income as a percentage of net sales improved to 22.6% in the second quarter of fiscal 2025, up from 21.9% in the second quarter of fiscal 2024. The increase in consolidated operating income as a percentage of net sales principally reflects an increase in

Index

the FSG’s operating income as a percentage of net sales to 24.1% in the second quarter of fiscal 2025, up from 23.0% in the second quarter of fiscal 2024, partially offset by a decrease in the ETG's operating income as a percentage of net sales to 22.8% in the second quarter of fiscal 2025, as compared to 23.6% in the second quarter of fiscal 2024. The increase in the FSG's operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margin, partially offset by a 1.0% impact from an increase in SG&A expenses as a percentage of net sales, primarily driven by the previously mentioned changes in the estimated fair value of accrued contingent consideration. The decrease in the ETG's operating income as a percentage of net sales principally reflects the previously mentioned lower gross profit margin, partially offset by a .6% impact from lower SG&A expenses as a percentage of net sales, primarily driven by the previously mentioned efficiencies.

Interest Expense

Interest expense decreased to $32.9 million in the second quarter of fiscal 2025, down from $38.5 million in the second quarter of fiscal 2024. The decrease in interest expense was principally due to a decrease in the amount of outstanding debt and a lower weighted-average interest rate on borrowings outstanding under our revolving credit facility.

Other Income

Other income in the second quarter of fiscal 2025 and 2024 was not material.

Income Tax Expense

Our effective tax rate decreased to 21.0% in the second quarter of fiscal 2025, down from 21.2% in the second quarter of fiscal 2024.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $13.7 million in the second quarter of fiscal 2025, as compared to $11.8 million in the second quarter of fiscal 2024. The increase in net income attributable to noncontrolling interests principally reflects improved operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased by 27% to $156.8 million, or $1.12 per diluted share, in the second quarter of fiscal 2025, up from $123.1 million, or $.88 per diluted share, in the second quarter of fiscal 2024 principally reflecting the previously mentioned higher consolidated operating income.

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

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, capital expenditures, interest payments, cash dividends, distributions to noncontrolling interests and working capital needs. We anticipate fiscal 2025 capital expenditures to be approximately $65 to $70 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility. The revolving credit facility and senior unsecured notes contain both financial and non-financial covenants. As of April 30, 2025, we were in compliance with all such covenants and our total debt to shareholders’ equity ratio was 56.5%.

Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund our cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $407.7 million in the first six months of fiscal 2025 and consisted primarily of net income from consolidated operations of $352.1 million, depreciation and amortization expense of $95.1 million (a non-cash item), net changes of $31.9 million included in the "Other" caption (principally the receipt of advance deposits on certain long-term customer contracts), and net changes in other long-term liabilities and assets related to the HEICO Corporation Leadership Compensation Plan (the "LCP") of $16.6 million (principally participant deferrals and employer contributions), partially offset by a $93.8 million increase in net working capital. The increase in net working capital is inclusive of a $46.1 million increase in inventories to support an increase in consolidated backlog, a $40.4 million increase in accounts receivable resulting from the timing of collections, and a $39.3 million decrease in accrued expenses and other current liabilities mainly reflecting the payment of fiscal 2024 accrued performance-based compensation, partially offset by accrued fiscal 2025 performance-based compensation, as well as $29.2 million increase in trade accounts payable.

Net cash provided by operating activities increased by $154.9 million (a 61% increase) in the first six months of fiscal 2025, up from $252.8 million in the first six months of fiscal 2024. The increase is principally attributable to a $91.7 million increase in net income from

Index

consolidated operations, a $54.5 million decrease in net working capital and a $12.1 million increase in accrued contingent consideration.

Investing Activities

Net cash used in investing activities totaled $339.8 million in the first six months of fiscal 2025 and related primarily to acquisitions of $286.2 million, capital expenditures of $33.3 million, and LCP funding of $17.7 million. Further details regarding our fiscal 2025 acquisitions may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash provided by financing activities in the first six months of fiscal 2025 totaled $9.3 million. During the first six months of fiscal 2025, we borrowed $145.0 million under our revolving credit facility, which was partially offset by $95.0 million in payments made on our revolving credit facility, $17.6 million of distributions to noncontrolling interests, $15.3 million of cash dividends paid on our common stock, and $6.0 million of contingent consideration payments.

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

Index

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

Index

subsidiaries have been presented in separate line items. The consolidating schedules are provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the issuer and guarantor subsidiaries.

	As of	As of
	April 30, 2025	October 31, 2024
Current assets (excluding net intercompany receivable from non-guarantor subsidiaries)	$1,830,000	$1,642,341
Noncurrent assets	4,659,434	4,627,711
Net intercompany receivable from/ (payable to) non-guarantor subsidiaries	296,490	243,421
Current liabilities (excluding net intercompany payable to non-guarantor subsidiaries)	556,708	546,677
Noncurrent liabilities	2,879,197	2,793,193
Redeemable noncontrolling interests	268,731	243,277
Noncontrolling interests	56,761	49,900

Six months ended
April 30, 2025
Net sales	$1,766,241
Gross profit	688,787
Operating income	403,243
Net income from consolidated operations	345,614
Net income attributable to HEICO	325,094

Six months ended
April 30, 2025
Intercompany net sales	$5,632
Intercompany management fee	1,837
Intercompany interest income	4,573
Intercompany dividends	48,084

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

Index

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

For further information on these and other factors that potentially could materially affect our financial results, see Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended October 31, 2024. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required by applicable law.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based upon that evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that HEICO’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

Index

PART II. OTHER INFORMATION
Item 5.    OTHER EVENTS

None of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the second quarter ended April 30, 2025.

Item 6.    EXHIBITS

Exhibit	Description

22	Subsidiary Guarantors and Issuers of Guaranteed Securities, is incorporated by reference to Exhibit 22.1 to the Form 10-K for the year ended October 31, 2024. ***

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer. *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer. *

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *

32.1	Section 1350 Certification of Co-Chief Executive Officer. **

32.2	Section 1350 Certification of Co-Chief Executive Officer. **

32.3	Section 1350 Certification of Chief Financial Officer. **

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). *

*    Filed herewith.
**    Furnished herewith.
***    Previously filed.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEICO CORPORATION

Date:	May 29, 2025	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ BRADLEY K. ROWEN
Bradley K. Rowen Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)