Form 10-Q
period 2025-07-31
HEICO CORP
filed 2025-08-27
CIK 46619

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of August 25, 2025 is as follows:

Common Stock, $.01 par value	55,053,674	shares
Class A Common Stock, $.01 par value	84,152,807	shares

Index
HEICO CORPORATION

Index
PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	July 31, 2025	October 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$261,888	$162,103
Accounts receivable, net	597,622	538,487
Contract assets	132,963	112,235
Inventories, net	1,310,393	1,170,949
Prepaid expenses and other current assets	83,161	78,518
Total current assets	2,386,027	2,062,292

Property, plant and equipment, net	437,635	339,034
Goodwill	3,646,106	3,380,295
Intangible assets, net	1,513,525	1,334,774
Other assets	548,330	476,427
Total assets	$8,531,623	$7,592,822

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,725	$4,107
Trade accounts payable	230,633	198,429
Accrued expenses and other current liabilities	467,945	427,781
Income taxes payable	9,013	33,534
Total current liabilities	711,316	663,851

Long-term debt, net of current maturities	2,443,898	2,225,267
Deferred income taxes	127,097	114,156
Other long-term liabilities	599,272	525,986
Total liabilities	3,881,583	3,529,260

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 3)	437,587	366,156

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 shares authorized; 55,054 and 54,986 shares issued and outstanding	551	550
Class A Common Stock, $.01 par value per share; 150,000 shares authorized; 84,151 and 83,827 shares issued and outstanding	842	838
Capital in excess of par value	650,314	599,399
Deferred compensation obligation	7,272	7,272
HEICO stock held by irrevocable trust	(7,272)	(7,272)
Accumulated other comprehensive income (loss)	882	(26,076)
Retained earnings	3,488,777	3,062,166
Total HEICO shareholders’ equity	4,141,366	3,636,877
Noncontrolling interests	71,087	60,529
Total shareholders’ equity	4,212,453	3,697,406
Total liabilities and equity	$8,531,623	$7,592,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Nine months ended July 31,		Three months ended July 31,
	2025	2024	2025	2024

Net sales	$3,275,633	$2,844,004	$1,147,591	$992,246

Operating costs and expenses:
Cost of sales	1,975,010	1,736,170	690,434	602,976
Selling, general and administrative expenses	560,647	502,025	192,138	172,824

Total operating costs and expenses	2,535,657	2,238,195	882,572	775,800

Operating income	739,976	605,809	265,019	216,446

Interest expense	(97,024)	(113,907)	(31,701)	(36,788)
Other income	3,217	1,798	1,662	659

Income before income taxes and noncontrolling interests	646,169	493,700	234,980	180,317

Income tax expense	103,400	85,500	44,300	32,500

Net income from consolidated operations	542,769	408,200	190,680	147,817

Less: Net income attributable to noncontrolling interests	40,680	33,779	13,339	11,240

Net income attributable to HEICO	$502,089	$374,421	$177,341	$136,577

Net income per share attributable to HEICO shareholders:
Basic	$3.61	$2.71	$1.27	$.99
Diluted	$3.57	$2.67	$1.26	$.97

Weighted average number of common shares outstanding:
Basic	138,993	138,389	139,135	138,516
Diluted	140,678	140,086	140,950	140,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Nine months ended July 31,		Three months ended July 31,
	2025	2024	2025	2024

Net income from consolidated operations	$542,769	$408,200	$190,680	$147,817
Other comprehensive income:
Foreign currency translation adjustments	27,165	11,572	887	6,954
Amortization of unrealized loss on defined benefit pension plan, net of tax	2	39	1	13
Total other comprehensive income	27,167	11,611	888	6,967
Comprehensive income from consolidated operations	569,936	419,811	191,568	154,784
Net income attributable to noncontrolling interests	40,680	33,779	13,339	11,240
Foreign currency translation adjustments attributable to noncontrolling interests	209	376	(405)	235
Comprehensive income attributable to noncontrolling interests	40,889	34,155	12,934	11,475
Comprehensive income attributable to HEICO	$529,047	$385,656	$178,634	$143,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Nine Months Ended July 31, 2025 and 2024
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2024	$366,156	$550	$838	$599,399	$7,272	($7,272)	($26,076)	$3,062,166	$60,529	$3,697,406
Comprehensive income	28,883	—	—	—	—	—	26,958	502,089	12,006	541,053
Cash dividends ($.23 per share)	—	—	—	—	—	—	—	(31,968)	—	(31,968)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	1	15,937	—	—	—	—	—	15,939
Share-based compensation expense	—	—	—	18,346	—	—	—	—	—	18,346
Issuance of common stock for an acquisition	—	—	1	10,122	—	—	—	—	—	10,123
Proceeds from stock option exercises	—	—	2	11,678	—	—	—	—	—	11,680
Redemptions of common stock related to stock option exercises	—	—	—	(1,979)	—	—	—	—	—	(1,979)
Noncontrolling interests assumed related to acquisitions	27,906	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(25,514)	—	—	—	—	—	—	—	(1,448)	(1,448)
Acquisitions of noncontrolling interests	(5,773)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	43,129	—	—	—	—	—	—	(43,129)	—	(43,129)
Other	2,800	—	—	(3,189)	—	—	—	(381)	—	(3,570)
Balances as of July 31, 2025	$437,587	$551	$842	$650,314	$7,272	($7,272)	$882	$3,488,777	$71,087	$4,212,453

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2023	$364,807	$547	$835	$578,809	$6,318	($6,318)	($40,180)	$2,605,984	$47,156	$3,193,151
Comprehensive income	23,725	—	—	—	—	—	11,235	374,421	10,430	396,086
Cash dividends ($.21 per share)	—	—	—	—	—	—	—	(29,069)	—	(29,069)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	11,613	—	—	—	—	—	11,613
Share-based compensation expense	—	—	—	14,088	—	—	—	—	—	14,088
Proceeds from stock option exercises	—	1	2	6,384	—	—	—	—	—	6,387
Redemptions of common stock related to stock option exercises	—	—	—	(4,836)	—	—	—	—	—	(4,836)
Acquisitions of noncontrolling interests	(26,567)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(22,699)	—	—	—	—	—	—	—	(656)	(656)
Adjustments to redemption amount of redeemable noncontrolling interests	(2,082)	—	—	—	—	—	—	2,082	—	2,082
Other	(7,913)	—	—	7,624	—	—	—	436	—	8,060
Balances as of July 31, 2024	$329,271	$548	$837	$613,682	$6,318	($6,318)	($28,945)	$2,953,854	$56,930	$3,596,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Three Months Ended July 31, 2025 and 2024
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of April 30, 2025	$436,471	$550	$840	$637,981	$7,272	($7,272)	($411)	$3,328,591	$67,756	$4,035,307
Comprehensive income	9,423	—	—	—	—	—	1,293	177,341	3,511	182,145
Cash dividends ($.12 per share)	—	—	—	—	—	—	—	(16,696)	—	(16,696)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	1	2,875	—	—	—	—	—	2,877
Share-based compensation expense	—	—	—	7,675	—	—	—	—	—	7,675
Proceeds from stock option exercises	—	—	1	5,893	—	—	—	—	—	5,894
Redemptions of common stock related to stock option exercises	—	—	—	(564)	—	—	—	—	—	(564)
Noncontrolling interest assumed related to acquisitions	29	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(9,506)	—	—	—	—	—	—	—	(180)	(180)
Acquisitions of noncontrolling interests	(1,568)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	320	—	—	—	—	—	—	(320)	—	(320)
Other	2,418	—	—	(3,546)	—	—	—	(139)	—	(3,685)
Balances as of July 31, 2025	$437,587	$551	$842	$650,314	$7,272	($7,272)	$882	$3,488,777	$71,087	$4,212,453

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of April 30, 2024	$368,369	$548	$836	$598,699	$6,318	($6,318)	($35,677)	$2,825,021	$53,379	$3,442,806
Comprehensive income	7,726	—	—	—	—	—	6,732	136,577	3,749	147,058
Cash dividends ($.11 per share)	—	—	—	—	—	—	—	(15,238)	—	(15,238)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	2,313	—	—	—	—	—	2,313
Share-based compensation expense	—	—	—	4,625	—	—	—	—	—	4,625
Proceeds from stock option exercises	—	—	1	2,235	—	—	—	—	—	2,236
Redemptions of common stock related to stock option exercises	—	—	—	(2,484)	—	—	—	—	—	(2,484)
Acquisitions of noncontrolling interests	(23,402)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(7,732)	—	—	—	—	—	—	—	(198)	(198)
Adjustments to redemption amount of redeemable noncontrolling interests	(6,690)	—	—	—	—	—	—	6,690	—	6,690
Other	(9,000)	—	—	8,294	—	—	—	804	—	9,098
Balances as of July 31, 2024	$329,271	$548	$837	$613,682	$6,318	($6,318)	($28,945)	$2,953,854	$56,930	$3,596,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Nine months ended July 31,
	2025	2024
Operating Activities:
Net income from consolidated operations	$542,769	$408,200
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	144,869	130,646
Share-based compensation expense	18,346	14,088
Employer contributions to HEICO Savings and Investment Plan	14,186	13,677
Increase (decrease) in accrued contingent consideration, net	8,974	(10,892)
Impairment of intangible assets	—	6,000
Payment of contingent consideration	(2,190)	(6,203)
Deferred income tax benefit	(28,789)	(15,227)
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(36,063)	(15,334)
(Increase) decrease in contract assets	(20,305)	9,009
Increase in inventories	(60,157)	(102,183)
Decrease (increase) in prepaid expenses and other current assets	14,874	(14,821)
Increase in trade accounts payable	28,919	995
Increase (decrease) in accrued expenses and other current liabilities	11,903	(1,113)
Decrease in income taxes payable	(27,675)	(9,534)
Net changes in other long-term liabilities and assets related to HEICO Leadership Compensation Plan	23,042	19,550
Other	6,237	39,889
Net cash provided by operating activities	638,940	466,747

Investing Activities:
Acquisitions, net of cash acquired	(629,928)	(55,208)
Capital expenditures	(46,038)	(42,175)
Investments related to HEICO Leadership Compensation Plan	(21,689)	(16,510)
Other	(39)	1,743
Net cash used in investing activities	(697,694)	(112,150)

Financing Activities:
Borrowings on revolving credit facility	495,000	50,000
Payments on revolving credit facility	(275,000)	(255,000)
Cash dividends paid	(31,968)	(29,069)
Distributions to noncontrolling interests	(27,248)	(23,302)
Payment of contingent consideration	(5,954)	(24,797)
Acquisitions of noncontrolling interests	(5,773)	(26,567)
Redemptions of common stock related to stock option exercises	(1,979)	(4,836)
Payments on short-term debt, net	—	(13,924)
Proceeds from stock option exercises	11,680	6,387
Other	(3,509)	(2,939)
Net cash provided by (used in) financing activities	155,249	(324,047)

Effect of exchange rate changes on cash	3,290	1,342

Net increase in cash and cash equivalents	99,785	31,892
Cash and cash equivalents at beginning of year	162,103	171,048
Cash and cash equivalents at end of period	$261,888	$202,940
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2024. The October 31, 2024 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the nine months ended July 31, 2025 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires more detailed disclosures about specified categories of expenses (including purchases of inventory, employee compensation, intangible asset amortization, and depreciation) included in certain expense captions presented on the face of the income statement (such as cost of sales and selling, general and administrative "SG&A" expenses). ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, or in fiscal 2028 for HEICO, and interim reporting periods within fiscal years beginning one year later. Early adoption is permitted. The adoption of this guidance will not affect the Company's consolidated results of operations, financial position or cash flows and the Company is currently evaluating the effect the guidance will have on its disclosures.

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

In July 2025, the Company, through HEICO Electronic, acquired 100% of the stock of Gables Engineering, Inc. ("Gables"). Gables designs and manufactures advanced solutions for aerospace platforms, including cockpit displays and other avionics components such as navigation, audio, surveillance, and communication panels for a wide range of aircraft. The purchase price of this acquisition was paid in cash, using proceeds from the Company's revolving credit facility and is not material or significant to the Company's condensed consolidated financial statements.

Index

The following table summarizes the aggregate total consideration for the Company's fiscal 2025 acquisitions (in thousands):

Cash paid	$638,736
Less: cash acquired	(8,846)
Cash paid, net	629,890
Issuance of common stock for an acquisition	10,123
Contingent consideration	11,509
Additional purchase consideration	(129)
Total consideration	$651,393

The following table summarizes the allocation of the aggregate total consideration for the Company's fiscal 2025 acquisitions to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed (in thousands):

Assets acquired:
Goodwill	$252,172
Customer relationships	157,487
Property, plant and equipment	91,530
Intellectual property	90,125
Inventories	81,353
Trade names	29,946
Accounts receivable	20,261
Other assets	11,255
Total assets acquired, excluding cash	734,129

Liabilities assumed:
Deferred income taxes	39,530
Accrued expenses	9,886
Accounts payable	1,680
Other liabilities	3,690
Total liabilities assumed	54,786

Noncontrolling interests in consolidated subsidiaries	27,950

Net assets acquired, excluding cash	$651,393

Index

The allocation of the total consideration for the fiscal 2025 acquisitions to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocation to be material to the Company's consolidated financial statements. The operating results of the fiscal 2025 acquisitions were included in the Company’s results of operations as of each effective acquisition date. The amount of net sales and earnings of the fiscal 2025 acquisitions included in the Condensed Consolidated Statement of Operations for the nine and three months ended July 31, 2025 is not material. Had the fiscal 2025 acquisitions occurred as of November 1, 2023, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the nine and three months ended July 31, 2025 and 2024 would not have been materially different than the reported amounts.

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

(in thousands)	July 31, 2025	October 31, 2024
Accounts receivable	$607,911	$550,281
Less: Allowance for doubtful accounts	(10,289)	(11,794)
Accounts receivable, net	$597,622	$538,487

Inventories

(in thousands)	July 31, 2025	October 31, 2024
Finished products	$723,021	$684,578
Work in process	127,756	99,107
Materials, parts, assemblies and supplies	459,616	387,264
Inventories, net of valuation reserves	$1,310,393	$1,170,949

Property, Plant and Equipment

(in thousands)	July 31, 2025	October 31, 2024
Land	$83,425	$19,974
Buildings and improvements	259,764	217,554
Machinery, equipment and tooling	473,800	422,500
Construction in progress	19,471	35,432
	836,460	695,460
Less: Accumulated depreciation and amortization	(398,825)	(356,426)
Property, plant and equipment, net	$437,635	$339,034

Index

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $29.4 million as of July 31, 2025 and $24.3 million as of October 31, 2024. The total customer rebates and credits deducted within net sales for the nine months ended July 31, 2025 and 2024 was $12.8 million and $8.5 million, respectively. The total customer rebates and credits deducted within net sales for the three months ended July 31, 2025 and 2024 was $4.9 million and $2.7 million, respectively.

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the nine and three months ended July 31, 2025 and 2024 is as follows (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2025	2024	2025	2024
R&D expenses	$88,275	$82,810	$31,929	$29,779

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

	July 31, 2025	October 31, 2024
Redeemable at fair value	$348,386	$306,143
Redeemable based on a multiple of future earnings	89,201	60,013
Redeemable noncontrolling interests	$437,587	$366,156

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

Index

During the fourth quarter of fiscal 2022, the holder of a 19.9% noncontrolling equity interest in a subsidiary of HFSC that was acquired in fiscal 2015 exercised their option to cause the Company to purchase their noncontrolling interest over a four-year period ending in fiscal 2026. In December 2024, the Company acquired an additional one-fourth of such interest, which increased the Company's ownership interest in the subsidiary to 95.0%.

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

During the second quarter of fiscal 2024, the holders of a 15% noncontrolling equity interest in a subsidiary of the ETG that was acquired in fiscal 2019 exercised their option to cause the Company to purchase their noncontrolling interest over a four-year period ending in fiscal 2027. In February 2025, the Company acquired an additional one-fourth of such interest, which increased the Company's ownership interest in the subsidiary to 92.5%.

As discussed in Note 2, Acquisitions, the Company, through a subsidiary of HEICO Electronic, which was 87.9% owned by the Company, acquired 100% of the membership interests of Rosen in April 2025. As a result of this acquisition, the Company's ownership interest in the subsidiary of HEICO Electronic increased to approximately 92.4%.

During the second quarter of fiscal 2025, the holder of a 19.9% noncontrolling equity interest in a subsidiary of HFSC that was acquired in fiscal 2006 exercised their option to cause the Company to purchase their noncontrolling interest over a four-year period ending in fiscal 2028. Accordingly, the Company acquired one-fourth of such interest in May 2025, which increased the Company's ownership interest in the subsidiary to 85.1%.

During the third quarter of fiscal 2025, the Company sold a 10% noncontrolling equity interest in a subsidiary of HFSC that was acquired in fiscal 2020, which decreased the Company's ownership interest in the subsidiary to 90%. As part of the operating agreement, the noncontrolling interest holders have the right to cause the Company to purchase their noncontrolling interests over a four-year period beginning in fiscal 2031, or sooner under certain conditions, and the Company has the right to purchase the same noncontrolling interests over the same period.

Index

Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) for the nine months ended July 31, 2025 are as follows (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income (Loss)
Balances as of October 31, 2024	($25,667)	($409)	($26,076)
Unrealized gain	26,956	—	26,956
Amortization of unrealized loss	—	2	2
Balances as of July 31, 2025	$1,289	($407)	$882

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by operating segment for the nine months ended July 31, 2025 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2024	$1,882,558	$1,497,737	$3,380,295
Goodwill acquired	110,301	141,871	252,172
Foreign currency translation adjustments	2,378	11,206	13,584
Adjustments to goodwill	24	31	55
Balances as of July 31, 2025	$1,995,261	$1,650,845	$3,646,106

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

Index

Identifiable intangible assets consist of the following (in thousands):

	As of July 31, 2025			As of October 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$1,157,413	($365,310)	$792,103	$1,013,847	($307,531)	$706,316
Intellectual property	539,549	(143,295)	396,254	471,516	(137,188)	334,328
Other	8,678	(8,073)	605	8,575	(7,708)	867
	1,705,640	(516,678)	1,188,962	1,493,938	(452,427)	1,041,511
Non-Amortizing Assets:
Trade names	324,563	—	324,563	293,263	—	293,263
	$2,030,203	($516,678)	$1,513,525	$1,787,201	($452,427)	$1,334,774

    The increase in the gross carrying amount of customer relationships, intellectual property, and trade names as of July 31, 2025 compared to October 31, 2024 principally relates to such intangible assets recognized in connection with the fiscal 2025 acquisitions (see Note 2, Acquisitions).

Amortization expense related to intangible assets for the nine months ended July 31, 2025 and 2024 was $101.7 million and $91.5 million, respectively. Amortization expense related to intangible assets for the three months ended July 31, 2025 and 2024 was $34.7 million and $30.7 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2025 is estimated to be $36.0 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $140.8 million in fiscal 2026, $135.7 million in fiscal 2027, $129.3 million in fiscal 2028, $123.2 million in fiscal 2029, $116.2 million in fiscal 2030, and $507.8 million thereafter.

5.     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	July 31, 2025	October 31, 2024
Borrowings under revolving credit facility	$1,235,000	$1,015,000
2028 senior unsecured notes	600,000	600,000
2033 senior unsecured notes	600,000	600,000
Finance leases and notes payable	23,034	26,133
Less: Debt discount and debt issuance costs	(10,411)	(11,759)
	2,447,623	2,229,374
Less: Current maturities of long-term debt	(3,725)	(4,107)
	$2,443,898	$2,225,267

Index

Revolving Credit Facility
The Company's borrowings under its revolving credit facility mature in fiscal 2028. As of July 31, 2025 and October 31 2024, the weighted average interest rate on borrowings under the Company's revolving credit facility ("Credit Facility") was 5.7% and 6.3%, respectively. The Credit Facility contains both financial and non-financial covenants. As of July 31, 2025, the Company was in compliance with all such covenants.

Senior Unsecured Notes

The Company's senior unsecured notes consist of $600 million principal amount of 5.25% Senior Notes due August 1, 2028 (the "2028 Notes") and $600 million principal amount of 5.35% Senior Notes due August 1, 2033 (the "2033 Notes" and, collectively with the 2028 Notes, the "Notes"). Interest on the Notes is payable semi-annually in arrears on February 1 and August 1 of each year. The 2028 Notes and 2033 Notes each have an effective interest rate of 5.5%. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company's existing and future subsidiaries that guarantee the Company's obligations under the Credit Facility (the "Guarantor Group"). As of July 31, 2025, the Company was in compliance with all covenants related to the Notes.

The following table sets forth the carrying value and estimated fair value of the Company’s Notes, which are classified as Level 1 financial instruments in the fair value hierarchy (in thousands). The Company estimated the fair value of the Notes by taking the weighted average of market quotes for the exact security from the most recent active trading day as of July 31, 2025 and October 31, 2024.

	July 31, 2025		October 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Notes	$596,137	$612,502	$595,267	$609,376
2033 Notes	593,452	612,235	592,974	605,917
Total	$1,189,589	$1,224,737	$1,188,241	$1,215,293

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

    Changes in the Company’s contract assets and liabilities for the nine months ended July 31, 2025 are as follows (in thousands):

	July 31, 2025	October 31, 2024	Change
Contract assets, current	$132,963	$112,235	$20,728

Contract liabilities, current	(84,611)	(83,903)	(708)
Contract liabilities, long-term	(88,886)	(61,843)	(27,043)
Total contract liabilities	(173,497)	(145,746)	(27,751)

Net contract liabilities	($40,534)	($33,511)	($7,023)

The increase in the Company's contract assets during the first nine months of fiscal 2025 mainly reflects additional unbilled receivables on certain customer contracts using an over-time recognition model in excess of billings on certain customer contracts, mainly at the FSG. The increase in the Company's total contract liabilities during the first nine months of fiscal 2025 principally reflects the receipt of advance deposits on certain customer contracts, mainly at the FSG.

The amount of revenue that the Company recognized during the nine and three months ended July 31, 2025 that was included in contract liabilities as of the beginning of fiscal 2025 was $58.7 million and $12.7 million, respectively.

Remaining Performance Obligations

Backlog, which the Company believes to be the equivalent of its remaining performance obligations, represents contractually committed or firm customer orders. As of July 31, 2025, the Company had $2,064.3 million of remaining performance obligations associated with firm contracts pertaining to many of the products offered by the FSG and ETG. The Company will recognize net sales as these obligations are satisfied. The Company expects to recognize $625.5 million of this amount during the remainder of fiscal 2025 and $1,438.8 million thereafter, of which more than half is expected to occur in fiscal 2026.

Index

Disaggregation of Revenue

    The following table summarizes the Company’s net sales by product line for each operating segment (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2025	2024	2025	2024
Flight Support Group:
Aftermarket replacement parts (1)	$1,412,286	$1,231,578	$486,296	$432,699
Repair and overhaul parts and services (2)	543,366	433,658	201,261	149,895
Specialty products (3)	327,253	282,338	115,104	99,032
Total net sales	2,282,905	1,947,574	802,661	681,626

Electronic Technologies Group:
Electronic component parts primarily for defense, space and aerospace equipment (4)	830,393	732,378	290,680	257,974
Electronic component parts for equipment in various other industries (5)	197,952	195,015	65,183	64,155
Total net sales	1,028,345	927,393	355,863	322,129

Intersegment sales	(35,617)	(30,963)	(10,933)	(11,509)

Total consolidated net sales	$3,275,633	$2,844,004	$1,147,591	$992,246

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
(4)    Includes various component parts such as electro-optical infrared simulation and test equipment, electro-optical laser products, electro-optical, microwave and other power equipment, high-speed interface products, power conversion products, power distribution solutions, underwater locator beacons, emergency locator transmission beacons, traveling wave tube amplifiers, microwave power modules, a wide variety of memory products and radio frequency (RF) and microwave products, crashworthy and ballistically self-sealing auxiliary fuel systems, high performance communications and electronic intercept receivers and tuners, high performance active antenna systems and airborne antennas, technical surveillance countermeasures (TSCM) equipment, custom high power filters and filter assemblies, radiation assurance services and products, high-reliability, complex, passive electronic components and rotary joint assemblies, and proprietary in-cabin power and entertainment components and subsystems, and cockpit displays and other avionics components.

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

    The following table summarizes the Company’s net sales by industry for each operating segment (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2025	2024	2025	2024
Flight Support Group:
Aerospace	$1,721,374	$1,439,507	$615,053	$499,917
Defense and Space	516,287	449,838	172,286	161,160
Other (1)	45,244	58,229	15,322	20,549
Total net sales	2,282,905	1,947,574	802,661	681,626

Electronic Technologies Group:
Defense and Space	524,577	470,427	182,590	169,670
Other (2)	309,864	295,089	104,524	94,647
Aerospace	193,904	161,877	68,749	57,812
Total net sales	1,028,345	927,393	355,863	322,129

Intersegment sales	(35,617)	(30,963)	(10,933)	(11,509)

Total consolidated net sales	$3,275,633	$2,844,004	$1,147,591	$992,246

(1)    Principally industrial products.
(2)    Principally other electronics and medical products.

Index

7.     INCOME TAXES

The Company's effective tax rate decreased to 16.0% in the first nine months of fiscal 2025, down from 17.3% in the first nine months of fiscal 2024. The decrease in the Company's effective tax rate principally reflects a larger tax benefit from stock option exercises recognized in the first quarter of fiscal 2025. The Company recognized a discrete tax benefit from stock option exercises in the first quarter of fiscal 2025 and 2024 of $27.2 million and $13.6 million, respectively.

The Company's effective tax rate increased to 18.9% in the third quarter of fiscal 2025, up from 18.0% in the third quarter of fiscal 2024. The increase in the Company’s effective tax rate principally reflects the prior year favorable impact from the reversal of accrued contingent consideration associated with a subsidiary acquired by the ETG in a stock acquisition and a larger income tax credit for qualified research and development activities recognized in the third quarter of fiscal 2024.

On July 4, 2025, the United States enacted H.R. 1, commonly referred to as the One Big Beautiful Bill Act (the “Act”), which introduced significant changes to U.S. tax law. Key provisions include the reinstatement of 100% bonus depreciation for qualified property placed in service after January 19, 2025, immediate expensing of domestic research and experimental expenditures, and changes to the methodology for Foreign-Derived Intangible Income (“FDII”) and Global Intangible Low-Taxed Income ("GILTI"). The Act includes multiple effective dates, with certain provisions effective in fiscal 2025 and others phased in through fiscal 2028. The Company is currently evaluating the impact of the Act on its consolidated financial statements.

Index

8.    FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of July 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$354,823	$—	$354,823
Money market fund	7,370	—	—	7,370
Total assets	$7,370	$354,823	$—	$362,193

Liabilities:
Contingent consideration	$—	$—	$42,252	$42,252

	As of October 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$313,794	$—	$313,794
Money market fund	3,365	—	—	3,365
Total assets	$3,365	$313,794	$—	$317,159

Liabilities:
Contingent consideration	$—	$—	$30,207	$30,207

The Company maintains the HEICO Corporation Leadership Compensation Plan (the "LCP"), which is a non-qualified deferred compensation plan. The assets of the LCP principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company, and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent an investment in a money market fund that is classified within Level 1. The assets of the LCP are held within an irrevocable trust and classified within other assets in the Company’s Condensed Consolidated Balance Sheets. The related liabilities of the LCP are included within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $364.2 million as of July 31, 2025 and $315.0 million as of October 31, 2024.

Index

As part of the agreement to acquire 90% of the membership interests of a subsidiary by the FSG in fiscal 2025, the Company may be obligated to pay contingent consideration of up to $21.1 million in fiscal 2028 based on the earnings of the acquired entity during the three-year period following the acquisition provided the entity meets a certain earnings objective over the same three-year period. As of July 31, 2025, the estimated fair value of the contingent consideration was $12.1 million.

As part of the agreement to acquire 96% of the stock of a subsidiary by the FSG in fiscal 2022, the Company may be obligated to pay contingent consideration of up to $27.4 million in fiscal 2027 based on the earnings of the acquired entity during fiscal years 2025 and 2026. As of July 31, 2025, the estimated fair value of the contingent consideration was $21.5 million.

As part of the agreement to acquire 74% of the membership interests of a subsidiary by the FSG in fiscal 2022, the Company may be obligated to pay contingent consideration of $14.1 million in fiscal 2027 should the acquired entity meet a certain earnings objective during the five-year period following the acquisition. Based on actual results to date and an improving net sales forecast for the subsidiary's products over the remainder of the earnout period, the estimated fair value of the contingent consideration increased from $0.0 million as of October 31, 2024 to $8.6 million as of July 31, 2025.

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

Index

The following unobservable inputs were used to derive the estimated fair value of the Company's Level 3 contingent consideration liabilities as of July 31, 2025 ($ in thousands):

		Unobservable		Weighted
Acquisition Date	Fair Value	Input	Range	Average (1)
1-31-2025	$12,075	Compound annual revenue growth rate	5% - 22%	17%
		Discount rate	7.2% - 7.2%	7.2%

7-18-2022	21,534	Compound annual revenue growth rate	3% - 9%	7%
		Discount rate	7.7% - 7.7%	7.7%

3-17-2022	8,643	Compound annual revenue growth rate	(2%) - 6%	3%
		Discount rate	7.8% - 7.8%	7.8%

(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

Changes in the Company’s contingent consideration liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the nine months ended July 31, 2025 are as follows (in thousands):

Liabilities
Balance as of October 31, 2024	$30,207
Contingent consideration related to an acquisition	11,509
Increase in accrued contingent consideration, net	8,974
Payment of contingent consideration	(8,144)
Foreign currency transaction adjustments	(294)
Balance as of July 31, 2025	$42,252
As of July 31, 2025, the Company's contingent consideration balance is included within other long-term liabilities in its Condensed Consolidated Balance Sheet. The Company records changes in accrued contingent consideration and foreign currency transaction adjustments within SG&A expenses in its Condensed Consolidated Statements of Operations.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of July 31, 2025 due to the relatively short maturity of the respective instruments. The carrying amount of borrowings under the Company's credit facility approximates fair value due to its variable interest rate. See Note 5, Long-Term Debt, for the estimated fair value of the Company’s senior unsecured notes.

Index

9.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

    The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Nine months ended July 31,		Three months ended July 31,
	2025	2024	2025	2024
Numerator:
Net income attributable to HEICO	$502,089	$374,421	$177,341	$136,577

Denominator:
Weighted average common shares outstanding - basic	138,993	138,389	139,135	138,516
Effect of dilutive stock options	1,685	1,697	1,815	1,789
Weighted average common shares outstanding - diluted	140,678	140,086	140,950	140,305

Net income per share attributable to HEICO shareholders:
Basic	$3.61	$2.71	$1.27	$.99
Diluted	$3.57	$2.67	$1.26	$.97

Anti-dilutive stock options excluded	506	925	726	345

Index

10.    OPERATING SEGMENTS

Information on the Company’s two operating segments, the FSG and the ETG, for the nine and three months ended July 31, 2025 and 2024, respectively, is as follows (in thousands):

			Other, Primarily Corporate and Intersegment (1)	Consolidated Totals
	Segment
	FSG	ETG
Nine months ended July 31, 2025:
Net sales	$2,282,905	$1,028,345	($35,617)	$3,275,633
Depreciation	20,283	18,586	1,496	40,365
Amortization	62,579	40,748	1,177	104,504
Operating income	549,422	235,334	(44,780)	739,976
Capital expenditures	26,238	19,731	69	46,038

Nine months ended July 31, 2024:
Net sales	$1,947,574	$927,393	($30,963)	$2,844,004
Depreciation	18,612	16,706	921	36,239
Amortization	54,926	38,304	1,177	94,407
Operating income	438,561	206,379	(39,131)	605,809
Capital expenditures	20,639	20,869	667	42,175

Three months ended July 31, 2025:
Net sales	$802,661	$355,863	($10,933)	$1,147,591
Depreciation	7,096	6,556	497	14,149
Amortization	21,485	13,741	392	35,618
Operating income	198,326	80,998	(14,305)	265,019
Capital expenditures	7,224	5,453	62	12,739

Three months ended July 31, 2024:
Net sales	$681,626	$322,129	($11,509)	$992,246
Depreciation	6,683	5,645	312	12,640
Amortization	18,622	12,655	393	31,670
Operating income	153,594	75,788	(12,936)	216,446
Capital expenditures	7,925	7,841	84	15,850

(1) Intersegment activity principally consists of net sales from the ETG to the FSG.

Index

Total assets by operating segment are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of July 31, 2025	$4,605,036	$3,447,101	$479,486	$8,531,623
Total assets as of October 31, 2024	4,264,360	2,981,326	347,136	7,592,822

11.     COMMITMENTS AND CONTINGENCIES

Guarantees
As of July 31, 2025, the Company had outstanding standby letters of credit and guarantees with financial institutions aggregating $6.7 million. These standby letters of credit and guarantees pertain to performance guarantees issued in connection with customer contracts entered into by certain of the Company's subsidiaries, and a payment guarantee related to potential workers' compensation claims.

Product Warranty

Changes in the Company’s product warranty liability for the nine months ended July 31, 2025 and 2024, respectively, are as follows (in thousands):

	Nine months ended July 31,
	2025	2024
Balances as of beginning of fiscal year	$4,036	$3,847
Accruals for warranties	1,955	2,244
Acquired warranty liabilities	1,052	245
Warranty claims settled	(2,265)	(2,119)
Balances as of July 31	$4,778	$4,217

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended October 31, 2024. There have been no material changes to our critical accounting policies during the nine months ended July 31, 2025.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries.

Our results of operations for the nine and three months ended July 31, 2025 have been affected by the fiscal 2024 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2024 and the fiscal 2025 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to the Condensed Consolidated Financial Statements of this quarterly report.

Index

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2025	2024	2025	2024
Net sales	$3,275,633	$2,844,004	$1,147,591	$992,246
Cost of sales	1,975,010	1,736,170	690,434	602,976
Selling, general and administrative expenses	560,647	502,025	192,138	172,824
Total operating costs and expenses	2,535,657	2,238,195	882,572	775,800
Operating income	$739,976	$605,809	$265,019	$216,446

Net sales by segment:
Flight Support Group	$2,282,905	$1,947,574	$802,661	$681,626
Electronic Technologies Group	1,028,345	927,393	355,863	322,129
Intersegment sales	(35,617)	(30,963)	(10,933)	(11,509)
	$3,275,633	$2,844,004	$1,147,591	$992,246

Operating income by segment:
Flight Support Group	$549,422	$438,561	$198,326	$153,594
Electronic Technologies Group	235,334	206,379	80,998	75,788
Other, primarily corporate	(44,780)	(39,131)	(14,305)	(12,936)
	$739,976	$605,809	$265,019	$216,446

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	39.7%	39.0%	39.8%	39.2%
Selling, general and administrative expenses	17.1%	17.7%	16.7%	17.4%
Operating income	22.6%	21.3%	23.1%	21.8%
Interest expense	(3.0%)	(4.0%)	(2.8%)	(3.7%)
Other income	.1%	.1%	.1%	.1%
Income tax expense	3.2%	3.0%	3.9%	3.3%
Net income attributable to noncontrolling interests	1.2%	1.2%	1.2%	1.1%
Net income attributable to HEICO	15.3%	13.2%	15.5%	13.8%

Index

Comparison of First Nine Months of Fiscal 2025 to First Nine Months of Fiscal 2024

Net Sales

Our consolidated net sales in the first nine months of fiscal 2025 increased by 15% to a record $3,275.6 million, up from net sales of $2,844.0 million in the first nine months of fiscal 2024. The increase in consolidated net sales principally reflects an increase of $335.3 million (a 17% increase) to a record $2,282.9 million in net sales of the FSG and an increase of $101.0 million (an 11% increase) to a record $1,028.3 million in net sales of the ETG. The net sales increase in the FSG reflects strong organic growth of 13% and net sales of $77.9 million contributed by fiscal 2025 and 2024 acquisitions. The FSG's organic net sales growth reflects increased demand within its aftermarket replacement parts, repair and overhaul parts and services, and specialty products product lines resulting in net sales increases of $180.7 million, $53.5 million, and $23.3 million, respectively. The net sales increase in the ETG reflects strong organic growth of 7% and net sales of $33.2 million contributed by fiscal 2024 and 2025 acquisitions. The ETG's organic net sales growth is mainly attributable to increased demand for its space, defense, other electronics, and aerospace products resulting in net sales increases of $25.9 million, $22.6 million, $11.5 million, and $11.0 million, respectively, partially offset by decreased demand for its medical products resulting in a net sales decrease of $8.3 million. Sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the first nine months of fiscal 2025.

Gross Profit and Operating Expenses

Our consolidated gross profit margin improved to 39.7% in the first nine months of fiscal 2025, up from 39.0% in the first nine months of fiscal 2024 principally reflecting a 1.4% increase in the FSG’s gross profit margin, partially offset by a .3% decrease in the ETG's gross profit margin. The increase in the FSG's gross profit margin principally reflects the previously mentioned net sales growth within its repair and overhaul parts and services and specialty products product lines. Total new product research and development expenses included within our consolidated cost of sales were $88.3 million in the first nine months of fiscal 2025, up from $82.8 million in the first nine months of fiscal 2024.

Our consolidated selling, general and administrative ("SG&A") expenses were $560.6 million in the first nine months of fiscal 2025, as compared to $502.0 million in the first nine months of fiscal 2024. The increase in consolidated SG&A expenses reflects $21.8 million attributable to our fiscal 2024 and 2025 acquisitions, $19.9 million attributable to changes in the estimated fair value of accrued contingent consideration, $11.1 million of higher performance-based compensation expense and $12.5 million of higher other selling expenses, partially offset by a $6.6 million decrease in other general and administrative expenses.

Our consolidated SG&A expenses as a percentage of net sales improved to 17.1% in the first nine months of fiscal 2025, down from 17.7% in the first nine months of fiscal 2024. The decrease in consolidated SG&A expenses as a percentage of net sales principally reflects efficiencies realized from the previously mentioned net sales growth, partially offset by a .7%

Index

impact from the previously mentioned changes in the estimated fair value of accrued contingent consideration.

Operating Income

Our consolidated operating income increased by 22% to a record $740.0 million in the first nine months of fiscal 2025, up from $605.8 million in the first nine months of fiscal 2024. The increase in consolidated operating income principally reflects a $110.9 million increase (a 25% increase) to a record $549.4 million in operating income of the FSG and a $29.0 million increase (a 14% increase) to a record $235.3 million in operating income of the ETG. The increase in operating income of the FSG principally reflects the previously mentioned net sales growth, improved gross profit margin and SG&A expense efficiencies realized from the net sales growth, partially offset by a $13.9 million impact from changes in the estimated fair value of accrued contingent consideration. The increase in operating income of the ETG principally reflects the previously mentioned net sales growth and SG&A expense efficiencies realized from the net sales growth, partially offset by the previously mentioned slight decrease in gross profit margin.

Our consolidated operating income as a percentage of net sales improved to 22.6% in the first nine months of fiscal 2025, up from 21.3% in the first nine months of fiscal 2024. The increase in consolidated operating income as a percentage of net sales principally reflects an increase in the FSG’s operating income as a percentage of net sales to 24.1% in the first nine months of fiscal 2025, up from 22.5% in the first nine months of fiscal 2024 and an increase in the ETG's operating income as a percentage of net sales to 22.9% in the first nine months of fiscal 2025, up from 22.3% in the first nine months of fiscal 2024. The increase in the FSG's operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margin. The increase in the ETG's operating income as a percentage of net sales principally reflects a .9% impact from lower SG&A expenses as a percentage of net sales, mainly due to the previously mentioned efficiencies realized from the net sales growth, partially offset by the previously mentioned lower gross profit margin.

Interest Expense

Interest expense decreased to $97.0 million in the first nine months of fiscal 2025, down from $113.9 million in the first nine months of fiscal 2024. The decrease in interest expense was principally due to a decrease in the amount of outstanding debt as well as a lower weighted-average interest rate on outstanding borrowings under our revolving credit facility.

Other Income

Other income in the first nine months of fiscal 2025 and 2024 was not material.

Income Tax Expense

Our effective tax rate decreased to 16.0% in the first nine months of fiscal 2025, down

Index

from 17.3% in the first nine months of fiscal 2024. The decrease in our effective tax rate principally reflects a larger tax benefit from stock option exercises recognized in the first quarter of fiscal 2025. We recognized a discrete tax benefit from stock option exercises in the first quarter of fiscal 2025 and 2024 of $27.2 million and $13.6 million, respectively.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $40.7 million in the first nine months of fiscal 2025, as compared to $33.8 million in the first nine months of fiscal 2024. The increase in net income attributable to noncontrolling interests principally reflects improved operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased by 34% to a record $502.1 million, or $3.57 per diluted share, in the first nine months of fiscal 2025, up from $374.4 million, or $2.67 per diluted share, in the first nine months of fiscal 2024 principally reflecting the previously mentioned higher consolidated operating income.

Comparison of Third Quarter of Fiscal 2025 to Third Quarter of Fiscal 2024

Net Sales

Our consolidated net sales in the third quarter of fiscal 2025 increased by 16% to a record $1,147.6 million, up from net sales of $992.2 million in the third quarter of fiscal 2024. The increase in consolidated net sales principally reflects an increase of $121.0 million (an 18% increase) to a record $802.7 million in net sales of the FSG and an increase of $33.7 million (a 10% increase) to a record $355.9 million in net sales of the ETG. The net sales increase in the FSG reflects strong organic growth of 13% and net sales of $34.9 million contributed by fiscal 2025 and 2024 acquisitions. The FSG's organic net sales growth reflects increased demand within its aftermarket replacement parts, repair and overhaul parts and services, and specialty products product lines resulting in net sales increases of $53.6 million, $22.8 million, and $9.8 million, respectively. The net sales increase in the ETG reflects strong organic growth of 7% and net sales of $13.9 million contributed by fiscal 2025 and 2024 acquisitions. The ETG's organic net sales growth is mainly attributable to increased demand for its other electronics, defense, and space products resulting in net sales increases of $11.4 million, $7.5 million, and $5.3 million, respectively, partially offset by a decrease in demand for its medical products resulting in a net sales decrease of $5.3 million. Sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the third quarter of fiscal 2025.

Index

Gross Profit and Operating Expenses

Our consolidated gross profit margin improved to 39.8% in the third quarter of fiscal 2025, up from 39.2% in the third quarter of fiscal 2024 principally reflecting a 1.4% increase in the FSG’s gross profit margin, partially offset by a .4% decrease in the ETG's gross profit margin. The increase in the FSG's gross profit margin principally reflects the previously mentioned net sales growth within its repair and overhaul parts and services and specialty products product lines. The decrease in the ETG's gross profit margin principally reflects the previously mentioned decrease in net sales of medical products and a less favorable product mix of defense products, partially offset by higher net sales of aerospace and other electronics products. Total new product research and development expenses included within our consolidated cost of sales were $31.9 million in the third quarter of fiscal 2025, up from $29.8 million in the third quarter of fiscal 2024.

Our consolidated SG&A expenses were $192.1 million in the third quarter of fiscal 2025, as compared to $172.8 million in the third quarter of fiscal 2024. The increase in consolidated SG&A expenses principally reflects $9.2 million attributable to our fiscal 2025 and 2024 acquisitions, as well as higher general and administrative expenses and selling expenses of $6.0 million and $4.1 million, respectively, mainly to support the previously mentioned net sales growth.

Our consolidated SG&A expenses as a percentage of net sales improved to 16.7% in the third quarter of fiscal 2025, down from 17.4% in the third quarter of fiscal 2024. The decrease in consolidated SG&A expenses as a percentage of net sales principally reflects efficiencies realized from the previously mentioned net sales growth.

Operating Income

Our consolidated operating income increased by 22% to a record $265.0 million in the third quarter of fiscal 2025, up from $216.4 million in the third quarter of fiscal 2024. The increase in consolidated operating income principally reflects a $44.7 million increase (a 29% increase) to a record $198.3 million in operating income of the FSG and a $5.2 million increase (a 7% increase) to $81.0 million in operating income of the ETG. The increase in operating income of the FSG principally reflects the previously mentioned net sales growth, improved gross profit margin and SG&A expense efficiencies realized from the net sales growth. The increase in operating income of the ETG principally reflects the previously mentioned net sales growth, partially offset by a $3.6 million increase in performance-based compensation expense.

Our consolidated operating income as a percentage of net sales improved to 23.1% in the third quarter of fiscal 2025, up from 21.8% in the third quarter of fiscal 2024. The increase in consolidated operating income as a percentage of net sales principally reflects an increase in the FSG’s operating income as a percentage of net sales to 24.7% in the third quarter of fiscal 2025, up from 22.5% in the third quarter of fiscal 2024, partially offset by a decrease in the ETG's operating income as a percentage of net sales to 22.8% in the third quarter of fiscal 2025, as compared to 23.5% in the third quarter of fiscal 2024. The increase in the FSG's operating

Index

income as a percentage of net sales principally reflects the previously mentioned improved gross profit margin and a .7% impact from a decrease in SG&A expenses as a percentage of net sales, mainly reflecting the previously mentioned SG&A expense efficiencies. The decrease in the ETG's operating income as a percentage of net sales principally reflects a .4% impact from higher SG&A expenses as a percentage of net sales, mainly from the previously mentioned increase in performance-based compensation expense, as well as the impact from the previously mentioned lower gross profit margin.

Interest Expense

Interest expense decreased to $31.7 million in the third quarter of fiscal 2025, down from $36.8 million in the third quarter of fiscal 2024. The decrease in interest expense was principally due to a lower weighted-average interest rate and a decrease in the amount of outstanding debt on our revolving credit facility.

Other Income

Other income in the third quarter of fiscal 2025 and 2024 was not material.

Income Tax Expense

Our effective tax rate increased to 18.9% in the third quarter of fiscal 2025, up from 18.0% in the third quarter of fiscal 2024. The increase in our effective tax rate principally reflects the prior year favorable impact from the reversal of accrued contingent consideration associated with a subsidiary acquired by the ETG in a stock acquisition and a larger income tax credit for qualified research and development activities recognized in the third quarter of fiscal 2024.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $13.3 million in the third quarter of fiscal 2025, as compared to $11.2 million in the third quarter of fiscal 2024. The increase in net income attributable to noncontrolling interests principally reflects higher allocations of net income to noncontrolling interests as a result of certain fiscal 2025 acquisitions and an increase in the operating results of certain subsidiaries of the FSG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased by 30% to a record $177.3 million, or $1.26 per diluted share, in the third quarter of fiscal 2025, up from $136.6 million, or $.97 per diluted share, in the third quarter of fiscal 2024 principally reflecting the previously mentioned higher consolidated operating income.

Index

Outlook

As we look ahead, we remain confident in achieving net sales growth across both the FSG and ETG segments, driven by continued organic demand for most of our products. Additionally, we aim to accelerate growth through our recently completed acquisitions, while capitalizing on acquisition opportunities. Our disciplined financial strategy continues to focus on maximizing long-term shareholder value through a balanced approach of strategic acquisitions and organic growth initiatives aimed at gaining market share, while maintaining a strong financial position and preserving flexibility.

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, interest payments, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. We anticipate fiscal 2025 capital expenditures to be approximately $65 to $70 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility. The revolving credit facility and senior unsecured notes contain both financial and non-financial covenants. As of July 31, 2025, we were in compliance with all such covenants and our total debt to shareholders’ equity ratio was 58.1%.

Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund our cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $638.9 million in the first nine months of fiscal 2025 and consisted primarily of net income from consolidated operations of $542.8 million, depreciation and amortization expense of $144.9 million (a non-cash item), net changes in other long-term liabilities and assets related to the HEICO Corporation Leadership Compensation Plan (the "LCP") of $23.0 million (principally participant deferrals and employer contributions), $18.3 million in share-based compensation expense (a non-cash item), and $14.2 million in employer contributions to the HEICO Savings and Investment Plan (a non-cash item), partially offset by an $88.5 million increase in net working capital and a $28.8 million deferred income tax benefit. The increase in net working capital is inclusive of a $60.2 million increase in inventories to support an increase in consolidated backlog, a $36.1 million increase in accounts receivable resulting from increased net sales and the timing of collections, and a $27.7 million decrease in income taxes payable, partially offset by $28.9 million increase in trade accounts payable.

Net cash provided by operating activities increased by $172.2 million (a 37% increase) in the first nine months of fiscal 2025, up from $466.7 million in the first nine months of fiscal 2024. The increase is principally attributable to a $134.6 million increase in net income from consolidated operations and a $44.5 million decrease in net working capital, principally reflecting a lower investment in inventories.

Index

Investing Activities

Net cash used in investing activities totaled $697.7 million in the first nine months of fiscal 2025 and related primarily to acquisitions of $629.9 million, capital expenditures of $46.0 million, and LCP funding of $21.7 million. Further details regarding our fiscal 2025 acquisitions may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash provided by financing activities in the first nine months of fiscal 2025 totaled $155.2 million. During the first nine months of fiscal 2025, we borrowed $495.0 million under our revolving credit facility and received $11.7 million in proceeds from stock option exercises, which was partially offset by $275.0 million in payments made on our revolving credit facility, $32.0 million of cash dividends paid on our common stock, $27.2 million of distributions to noncontrolling interests, $6.0 million of contingent consideration payments, and $5.8 million to acquire certain noncontrolling interests.

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

Index

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

Index

provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the issuer and guarantor subsidiaries.

	As of	As of
	July 31, 2025	October 31, 2024
Current assets (excluding net intercompany receivable from non-guarantor subsidiaries)	$1,881,632	$1,642,341
Noncurrent assets	4,966,866	4,627,711
Net intercompany receivable from/ (payable to) non-guarantor subsidiaries	260,876	243,421
Current liabilities (excluding net intercompany payable to non-guarantor subsidiaries)	594,466	546,677
Noncurrent liabilities	3,064,155	2,793,193
Redeemable noncontrolling interests	314,394	243,277
Noncontrolling interests	60,250	49,900

Nine months ended
July 31, 2025
Net sales	$2,772,998
Gross profit	1,078,388
Operating income	636,812
Net income from consolidated operations	535,927
Net income attributable to HEICO	504,413

Nine months ended
July 31, 2025
Intercompany net sales	$9,402
Intercompany management fee	2,669
Intercompany interest income	7,055
Intercompany dividends	70,396

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

•Product specification costs and requirements, which could cause an increase in our costs to complete contracts;

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

Index

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

Index

PART II. OTHER INFORMATION
Item 5.    OTHER EVENTS

None of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the third quarter ended July 31, 2025.

Item 6.    EXHIBITS

Exhibit	Description

22	Subsidiary Guarantors and Issuers of Guaranteed Securities *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer. *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer. *

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *

32.1	Section 1350 Certification of Co-Chief Executive Officer. **

32.2	Section 1350 Certification of Co-Chief Executive Officer. **

32.3	Section 1350 Certification of Chief Financial Officer. **

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). *

*    Filed herewith.
**    Furnished herewith.
***    Previously filed.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEICO CORPORATION

Date:	August 27, 2025	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ BRADLEY K. ROWEN
Bradley K. Rowen Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)