Form 10-K
period 2025-10-31
HEICO CORP
filed 2025-12-22
CIK 46619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2025 or

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $28,298,175,000 based on the closing price of HEICO Common Stock and Class A Common Stock as of April 30, 2025 as reported by the New York Stock Exchange.
The number of shares outstanding of each of the registrant’s classes of common stock as of December 19, 2025 is as follows:

Common Stock, $.01 par value	55,142,805	shares
Class A Common Stock, $.01 par value	84,213,758	shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Index
HEICO CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2025

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

    Our business is comprised of two operating segments:

    The Flight Support Group. Our Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their collective subsidiaries, accounted for 70%, 68% and 60% of our net sales in fiscal 2025, 2024 and 2023, respectively. The FSG uses proprietary technology to design and manufacture jet engine and aircraft component replacement parts for sale at lower prices than those manufactured by OEMs. These parts are approved by the FAA and are the functional equivalent of parts sold by OEMs. In addition, the FSG repairs, overhauls and distributes jet engine and aircraft components, avionics and instruments for domestic and foreign commercial air carriers and aircraft repair companies as well as military and business aircraft operators. The FSG also manufactures and sells specialty parts as a subcontractor for aerospace and industrial original equipment manufacturers and the United States ("U.S.") government. Additionally, the FSG is a leading supplier, distributor, and integrator of military aircraft parts and support services primarily to the U.S. Department of Defense, defense prime contractors, and foreign military organizations allied with the U.S. Further, the FSG is a leading manufacturer of advanced niche components and complex composite assemblies for commercial aviation, defense and space applications. The FSG also engineers, designs and manufactures thermal insulation blankets and parts as well as removable/reusable insulation systems for aerospace, defense, commercial and industrial applications; manufactures expanded foil mesh for lightning strike protection in fixed and rotary wing aircraft; distributes aviation electrical interconnect products and electromechanical parts; overhauls industrial pumps, motors, and other hydraulic units with a focus on the support of legacy systems for the U.S. Navy; performs tight-tolerance machining, brazing, fabricating and welding services for aerospace, defense and other industrial applications; and manufactures emergency descent devices ("EDDs") and personnel and cargo parachute products.

Index
    The Electronic Technologies Group. Our Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries, accounted for 30%, 32% and 40% of our net sales in fiscal 2025, 2024 and 2023, respectively. The ETG derived approximately 51%, 51% and 49% of its net sales in fiscal 2025, 2024 and 2023, respectively, from the sale of products and services to U.S. and foreign military agencies, prime defense contractors and both commercial and defense satellite and spacecraft manufacturers. The ETG collectively designs, manufactures and sells various types of electronic, data and microwave, and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, power conversion products, underwater locator beacons, emergency locator transmission beacons, flight deck annunciators, panels, indicators, electromagnetic and radio frequency interference shielding and filters, high power capacitor charging power supplies, amplifiers, traveling wave tube amplifiers, photodetectors, amplifier modules, microwave power modules, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies, high voltage power supplies, high voltage interconnection devices and wire, high voltage energy generators, high frequency power delivery systems; memory products, including three-dimensional microelectronic and stacked memory, static random-access memory (SRAM), and electronically erasable programmable read-only memory (EEPROM); harsh environment electronic connectors and other interconnect products, radio frequency ("RF") and microwave amplifiers, transmitters, and receivers and integrated assemblies, sub-assemblies and components; RF sources, detectors and controllers, wireless cabin control systems, solid state power distribution and management systems, proprietary in-cabin power and entertainment components and subsystems, cockpit displays and other avionics components, crashworthy and ballistically self-sealing auxiliary fuel systems, nuclear radiation detectors, communications and electronic intercept receivers and tuners, fuel level sensing systems, high-speed interface products that link devices, high performance active antenna systems and airborne antennas for commercial and military aircraft, precision guided munitions, other defense applications and commercial uses; silicone material for a variety of demanding applications; precision power analog monolithic, hybrid and open frame components; high-reliability ceramic-to-metal feedthroughs and connectors, technical surveillance countermeasures (TSCM) equipment to detect devices used for espionage and information theft; rugged small-form factor embedded computing solutions; custom high power filters and filter assemblies; test sockets and adapters for both engineering and production use of semiconductor devices; radiation assurance services and products; and high reliability ("Hi-Rel"), complex, passive electronic components and rotary joint assemblies for mostly aerospace and defense applications, in addition to other high-end applications, such as medical and energy uses, including emerging "clean energy" and electrification applications.
    HEICO has continuously operated in the aerospace industry for over 65 years. Since assuming control in 1990, our current management has achieved significant sales and profit growth through a broadened line of product offerings, an expanded customer base, increased research and development expenditures and the completion of many acquisitions. As a result of internal growth and acquisitions, our net sales from continuing operations have grown from $26.2 million in fiscal 1990 to $4,485.0 million in fiscal 2025, representing a compound annual growth rate of approximately 16%. During the same period, we improved our net income from

Index
$2.0 million to $690.4 million, representing a compound annual growth rate of approximately 18%.

Disciplined Acquisition Strategy

    Acquisitions have been an important element of our growth strategy over the past thirty-five years, supplementing our organic growth. Since 1990, we have completed approximately 107 acquisitions complementing the niche segments of the aviation, defense, space, medical, telecommunications and electronics industries in which we operate. We typically target acquisition opportunities that allow us to broaden our product offerings, services and technologies while expanding our customer base and geographic presence. Even though we have historically pursued an active acquisition policy, our disciplined acquisition strategy involves limiting acquisition candidates to businesses that we believe will continue to grow, offer strong cash flow and earnings potential, and are available at fair prices. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for further information regarding our recent acquisitions.

Flight Support Group

    The Flight Support Group serves a broad spectrum of the aviation industry, including (i) commercial airlines and air cargo carriers; (ii) repair and overhaul facilities; (iii) OEMs; and (iv) U.S. and foreign governments.

    The FSG competes with the leading industry OEMs and, to a lesser extent, with a number of smaller, independent parts distributors. Historically, the three principal jet engine OEMs, General Electric (including CFM International), Pratt & Whitney and Rolls Royce, have been the sole source of substantially all jet engine replacement parts for their jet engines. Other OEMs have been the sole source of replacement parts for their aircraft component parts. We believe that we are the largest independent supplier of non-OEM jet engine and aircraft component replacement parts, and in recent years and inclusive of acquisitions, we are now adding new products to our line at a rate of approximately 400 to 550 Parts Manufacturer Approvals (“PMA” or “PMAs”) per year. We have developed for our customers approximately 20,000 parts for which PMAs have been received from the FAA.

    Jet engine and aircraft component replacement parts can be categorized by their ongoing ability to be repaired and returned to service. The general categories in which we participate are as follows: (i) rotable; (ii) repairable; and (iii) expendable. A rotable is a part which is removed periodically as dictated by an operator’s maintenance procedures or on an as needed basis and is typically repaired or overhauled and re-used an indefinite number of times. An important subset of rotables is “life-limited” parts. A life-limited rotable has a designated number of allowable flight hours and/or cycles (one take-off and landing generally constitutes one cycle) after which it is rendered unusable. A repairable is similar to a rotable except that it can only be repaired a limited number of times before it must be discarded. An expendable is generally a part which is used up and replaced as opposed to being repaired for further use.

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

Index
government and foreign military agencies and for aircraft repair and overhaul companies. Our repair and overhaul operations require a high level of expertise, advanced technology and sophisticated equipment. Services include the repair, refurbishment and overhaul of numerous accessories and parts mounted on gas turbine engines and airframes. Components overhauled include fuel pumps, generators, fuel controls, pneumatic valves, starters and actuators, turbo compressors and constant speed drives, hydraulic pumps, valves and actuators, wheels and brakes, composite flight controls, electro-mechanical equipment, auxiliary power unit accessories and thrust reverse actuation systems. Some of the repair and overhaul services provided by the FSG are proprietary repairs approved by an FAA-qualified designated engineering representative (“DER”) and/or by the owner/operator. Such proprietary repairs typically create cost savings or provide engineering flexibility. The FSG also provides commercial airlines, regional operators, asset management companies and Maintenance, Repair and Overhaul (“MRO”) providers with high quality and cost-effective niche accessory component exchange services as an alternative to OEMs’ spares services.

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

    Manufacture of Specialty Aircraft/Defense Related Parts and Subcontracting for OEMs. The FSG engineers, designs and manufactures thermal insulation blankets and parts as well as renewable/reusable insulation systems primarily for aerospace, defense, commercial and industrial applications. The FSG also manufactures specialty components and assemblies for sale as a subcontractor for aerospace and industrial original equipment manufacturers and the U.S. government. Additionally, the FSG manufactures advanced niche components and complex composite assemblies for commercial aviation, defense and space applications; manufactures expanded foil mesh, which is integrated into composite aerospace structures for lightning strike protection in fixed and rotary wing aircraft; performs tight-tolerance machining, brazing, fabricating and welding services for aerospace, defense and other industrial applications; produces and sells missile hardware and components; and designs, manufactures and distributes emergency descent devices ("EDDs"), personnel and cargo parachute products, heavy airdrop platforms, and other highly-engineered products.

    As part of our growth strategy, we have continued to increase our research and development activities. Research and development expenditures by the FSG were $43.7 million in fiscal 2025, $36.7 million in fiscal 2024 and $26.4 million in fiscal 2023. We believe that the FSG's research and development capabilities are a significant component of our historical success and an integral part of our growth strategy. In recent years, the FAA granted us PMAs for approximately 400 to 550 new parts and we develop numerous new proprietary repairs per year; however, no assurance can be given that the FAA will continue to grant PMAs or DER-

Index
approved repairs or that we will achieve acceptable levels of net sales and gross profits on such parts or repairs in the future.

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

Electro-Optical, Microwave and Other Power Equipment. The ETG produces power supplies, amplifiers and flash lamp drivers used in laser systems for military, medical and other applications that are sometimes utilized with our rangefinder receivers. We also produce emergency back-up power supplies and batteries used on commercial aircraft and business jets for services such as emergency exit lighting, emergency fuel shut-off, power door assists, cockpit voice recorders and flight computers. Additionally, we design, manufacture and repair flight deck annunciators, panels and indicators. We design and manufacture next generation wireless cabin control systems, solid state power distribution and management systems, fuel level sensing systems, proprietary in-cabin power and entertainment components and subsystems, and cockpit displays and other avionics components primarily for business jets, general aviation, and the military/defense market. We offer custom or standard designs that solve challenging OEM requirements and meet stringent safety and emissions requirements. Our power electronics products include capacitor charger power supplies, laser diode drivers, arc lamp power supplies and custom power supply designs.

    Our microwave products are used in both commercial and military satellites, spacecraft and in electronic warfare systems. These products, which include isolators, bias tees, circulators, latching ferrite switches and waveguide adapters, are used in satellites and spacecraft to control or direct energy according to operator needs. As satellites are frequently used as sensors for stand-off warfare, we believe this product line further supports our goal of increasing our activity in the stand-off market. Additionally, our microwave products include custom high power filters and filter assemblies, converters, receivers, transmitters, amplifiers, frequency sources and related sub-systems that address most major satellite frequencies. We believe we are a leading supplier of the niche products which we design and manufacture for this market, a market that includes commercial satellites. Our customers for these products include satellite and spacecraft manufacturers.

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

Hi-Rel, Passive Electronic Components and Rotary Joint Assemblies. The ETG designs and manufactures Hi-Rel, complex, passive electronic components and rotary joint assemblies for mostly aerospace and defense applications, in addition to other high-end applications, such as medical and energy uses, including emerging "clean energy" and electrification applications.

    As part of our growth strategy, we have continued to invest in our research and development activities. Research and development expenditures by the ETG were $77.2 million in fiscal 2025, $74.5 million in fiscal 2024 and $69.4 million in fiscal 2023. We believe that the ETG's research and development capabilities are a significant component of our historical success and an integral part of our growth strategy.

Index
Distribution, Sales, Marketing and Customers

    Each of our operating segments independently conducts distribution, sales and marketing efforts directed at their respective customers and industries and, in some cases, collaborates with other operating divisions and subsidiaries within the Company for cross-marketing efforts. Sales and marketing efforts are conducted primarily by in-house personnel and, to a lesser extent, by independent manufacturers’ representatives. Generally, our in-house sales personnel receive a base salary plus commissions and manufacturers’ representatives receive a commission based on sales.

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

We sell our products to a broad customer base consisting of domestic and foreign commercial and cargo airlines, repair and overhaul facilities, other aftermarket suppliers of aircraft engine and airframe materials, OEMs, domestic and foreign military units, electronic manufacturing services companies, manufacturers for the defense industry as well as medical, telecommunications, scientific, and industrial companies. No one customer accounted for sales of 10% or more of total consolidated sales from continuing operations during any of the last three fiscal years. Net sales to our five largest customers accounted for approximately 20%, 19% and 18% of total net sales in fiscal 2025, 2024 and 2023, respectively.

Competition

    The aerospace product and service industry is characterized by intense competition. Some of our competitors have substantially greater name recognition, inventories, complementary product and service offerings, financial, marketing and other resources than we do. As a result, such competitors may be able to respond more quickly to customer requirements than we can. Moreover, smaller competitors may be able to offer more attractive pricing because of lower labor costs and other factors.

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

Raw Materials

    We purchase a variety of raw materials, primarily consisting of high temperature alloy sheet metal and castings, forgings, pre-plated metals, electrical components and advanced composite materials from various vendors. The materials used by our operations are generally available from a number of sources and in sufficient quantities to meet current requirements subject to normal lead times. While certain of our raw materials are subject to global market price fluctuations and international trade regulations, including tariffs, such measures have not had, and are not currently expected to have a material impact on our business or results of operations. We are subject to rules promulgated by the Securities and Exchange Commission pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding the use of certain materials (tantalum, tin, gold and tungsten), known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries. These rules may impose additional costs and may introduce new risks related to our ability to verify the origin of any conflict minerals used in our products.

Government Regulation

    The FAA regulates the manufacture, repair and operation of all aircraft and aircraft parts operated in the United States. Its regulations are designed to ensure that all aircraft and aviation equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. Similar rules apply in other countries. All aircraft must be maintained under a continuous condition monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of aircraft and equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. Certification and conformance is required

Index
prior to installation of a part on an aircraft. Aircraft operators must maintain logs concerning the utilization and condition of aircraft engines, life-limited engine parts and airframes. In addition, the FAA requires that various maintenance routines be performed on aircraft engines, some engine parts, and airframes at regular intervals based on cycles or flight time. Engine maintenance must also be performed upon the occurrence of certain events, such as foreign object damage in an aircraft engine or the replacement of life-limited engine parts. Such maintenance usually requires that an aircraft engine be taken out of service. Our operations may in the future be subject to new and more stringent regulatory requirements. In that regard, we closely monitor the FAA and industry trade groups to understand how possible future regulations might impact us. Our businesses which sell defense products directly to the U.S. Government or for use in systems delivered to the U.S. Government can be subject to various laws and regulations governing pricing and other factors.

    There has been no material adverse effect on our consolidated financial statements nor competitive positions as a result of these government regulations.

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

    There has been no material adverse effect on our consolidated financial statements nor competitive positions as a result of these environmental regulations.

Trade Compliance

Our operations involve products and technologies subject to U.S. and international trade control laws, including the International Traffic in Arms Regulations (ITAR), the Export Administration Regulations (EAR), and economic sanctions administered by the Office of Foreign Assets Control (OFAC). These laws regulate the export, re-export, and transfer of certain items, technical data, software, and services, and may require us to obtain licenses or other governmental authorizations. We maintain compliance programs that include screening, training, and documentation procedures, and similar requirements apply in other jurisdictions where we operate. We believe we are in material compliance with applicable trade laws and regulations.

There has been no material adverse effect on our consolidated financial statements nor competitive positions as a result of these trade compliance regulations.

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

As of October 31, 2025, we had approximately 11,100 full-time and part-time employees including approximately 5,300 in the Flight Support Group (of whom approximately 900 were employed by foreign subsidiaries) and approximately 5,800 in the Electronic Technologies Group (of whom approximately 2,600 were employed by foreign subsidiaries). None of our employees are represented by a U.S. domestic union. Our management believes that we have good relations with our employees.

Health and Safety

The health and safety of our workforce is fundamental to the success of our business. We safeguard our people, projects and reputation by striving for zero employee injuries and illnesses, while operating and delivering our work responsibly and sustainably. We provide our employees with upfront and ongoing safety training to ensure that safety policies and procedures are effectively communicated and implemented. Personal protective equipment is provided to those employees where needed for the employee to safely perform their job function.

Index
Compensation and Benefits

As part of our compensation philosophy, we believe that offering and maintaining market competitive total rewards programs is essential to attract and retain superior talent. In addition to paying healthy base wages, our programs include annual bonus opportunities, a company-matched 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, flexible work schedules, and employee assistance programs. Equity compensation is also a key component of our compensation strategy, with all domestic team members receiving an annual 401(k) employer contribution in HEICO stock based on Company performance, and employer 401(k) matching contributions are also made using HEICO stock. Additionally, certain team member are granted stock options, further aligning their success with HEICO's growth, some of which are subject to performance conditions as described in Note 11, Share-Based Compensation, of the Notes to the Consolidated Financial Statements.

Diversity and Inclusion

We are committed to maintaining a diverse and inclusive work environment that supports our global workforce and the communities we serve. We recruit the best people for the job regardless of gender, ethnicity or other protected traits and it is our policy to fully comply with all laws (domestic and foreign) applicable to discrimination in the workplace. Our diversity and inclusion principles are also reflected in our employee training and policies.

Available Information

    Our Internet website address is https://www.heico.com. We make available free of charge, through the Investors section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, specialized disclosure reports on Form SD and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). These materials are also available free of charge on the SEC’s website at https://www.sec.gov. The information on or obtainable through our website is not incorporated into this Annual Report on Form 10-K.

    We have adopted a code of ethics that applies to our co-principal executive officers, principal financial officer, principal accounting officer or controller and other persons performing similar functions. Our Code of Ethics for Senior Financial and Other Officers is part of our Code of Business Conduct, which is located on our website at https://www.heico.com. Any amendments to or waivers from a provision of this code of ethics will be posted on the website. Also located on the website are our Corporate Governance Guidelines, Finance/Audit Committee Charter, Nominating & Corporate Governance Committee Charter, and Compensation Committee Charter.

Index
    Copies of the above-mentioned materials will be made available, free of charge, upon written request to the Corporate Secretary at HEICO Corporation, 3000 Taft Street, Hollywood, Florida 33021.

Information About Our Executive Officers

    Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board. The following table sets forth the names, ages of, and positions and offices held by our executive officers as of December 19, 2025:

Name	Age	Position(s)	Director Since
Eric A. Mendelson	60	Co-Chariman of the Board; Co-Chief Executive Officer, and Director; President and Chief Executive Officer of the HEICO Flight Support Group	1992
Victor H. Mendelson	58	Co-Chairman of the Board; Co-Chief Executive Officer, and Director; President and Chief Executive Officer of the HEICO Electronic Technologies Group	1996
Carlos L. Macau, Jr.	58	Executive Vice President - Chief Financial Officer and Treasurer	—
Bradley K. Rowen	44	Chief Accounting Officer and Assistant Treasurer	—

Eric A. Mendelson has been associated with the Company since 1990, serving in a variety of leadership roles. He has served as our Co-Chief Executive Officer since May 2025 and as Co-Chairman of the Board since September 2025. Previously, Mr. Mendelson served as Co-President from October 2009 to April 2025 and as Executive Vice President from 2001 to September 2009. Mr. Mendelson has also served as President and Chief Executive Officer of the HEICO Flight Support Group since its formation in 1993, as well as President of various Flight Support Group subsidiaries. He is a co-founder and, since 1987, has been Managing Director of Mendelson International Corporation, a private investment company that is a shareholder of HEICO. Mr. Mendelson is a member of the Board of Governors of the Aerospace Industries Association (“AIA”) in Washington, D.C., and has previously served as an Ex-Officio Member of its Executive Committee and as Chair of the AIA Civil Aviation Leadership Council. In addition, he serves on the Board of Directors of Partnership for Miami, the Advisory Board of Trustees of Mount Sinai Medical Center in Miami Beach, Florida, and is a Past Chairman of Ransom Everglades School in Coconut Grove, Florida. Eric Mendelson is the brother of Victor Mendelson.

Victor H. Mendelson has been associated with the Company since 1990, serving in a variety of leadership roles. He has served as our Co-Chief Executive Officer since May 2025 and as Co-Chairman of the Board since September 2025. Previously, Mr. Mendelson served as Co-President from October 2009 to April 2025 and as Executive Vice President from 2001 to September 2009. Mr. Mendelson has also served as President and Chief Executive Officer of the HEICO Electronic Technologies Group since founding it in September 1996. He served as the Company’s General Counsel from 1993 to 2008 and the Company’s Vice President from 1996 to 2001. In addition, Mr. Mendelson was the Chief Operating Officer of the Company’s former

Index
MediTek Health Corporation subsidiary from 1995 until its profitable sale in 1996. Mr. Mendelson is a co-founder, and, since 1987, has been President of Mendelson International Corporation, a private investment company that is a shareholder of HEICO. Mr. Mendelson is a Vice-Chair of the Board of Trustees of Columbia University in the City of New York, a Trustee of St. Thomas University in Miami Gardens, Florida, a Director of Boys & Girls Clubs of Miami-Dade and is a Director and Past President of the Board of Directors of the Florida Grand Opera. Victor Mendelson is the brother of Eric Mendelson.

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

    Bradley K. Rowen has served as our Chief Accounting Officer since February 2025. Mr.
Rowen has been with the Company since May 2011. Previously, he served as Senior Director of
Corporate Accounting and Finance from 2018 to February 2025 and as Assistant Corporate
Controller and Director of Financial Reporting from 2011 to 2018. Prior to joining the Company, Mr. Rowen was employed by the international public accounting firm of PricewaterhouseCoopers LLP, where he worked for six years. Mr. Rowen is a Certified
Public Accountant and a member of the American and Florida Institutes of Certified Public
Accountants.

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

Index
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

Index
equipment could adversely affect our business, financial condition and results of operations.

    In addition, we may not be able to successfully develop new products, equipment or methods of repair and overhaul service, and failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

Index
against present or future competitors, and competitive pressures may have a material adverse effect on our business, financial condition and results of operations.

The inability to obtain certain components and raw materials from suppliers could harm our business.

    Our business is affected by the availability and price of the raw materials and component parts that we use to manufacture our products. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ ability to adjust delivery of long-lead time products during times of volatile demand. The supply chains for our business could also be disrupted by external events such as natural disasters, extreme weather events, pandemics, labor disputes, governmental actions and legislative or regulatory changes. For example, tariffs, duties or other trade policy changes affecting the import or export of raw materials or components could increase costs or limit availability. As a result, our suppliers may fail to perform according to specifications when required and we may be unable to identify alternate suppliers or to otherwise mitigate the consequences of their non-performance. Transitions to new suppliers may result in significant costs and delays, including those related to the required recertification of parts obtained from new suppliers with our customers and/or regulatory agencies. Our inability to fill our supply needs could jeopardize our ability to fulfill obligations under customer contracts, which could result in reduced revenues and profits, contract penalties or terminations, and damage to customer relationships and reputation. Further, increased costs of such raw materials or components could reduce our profits if we were unable to pass along such price increases to our customers.

Product specification costs and requirements could cause an increase in our costs to complete contracts.

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

    We market our products and services to approximately 130 countries, with approximately 38% of our consolidated net sales in fiscal 2025 derived from sales to foreign customers. We expect that sales to foreign customers will continue to account for a significant portion of our revenues in the foreseeable future. As a result, we are subject to risks of doing business internationally, including the following:

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

    We rely on information technology systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of critical business processes and activities. We also collect and store sensitive data, including confidential business information and personal data that are subject to privacy and security laws and regulations. Certain of our businesses that perform work for the U.S. Department of Defense are also required to comply with applicable cybersecurity standards, including the Department of Defense’s Cybersecurity Maturity Model Certification (“CMMC”) program. CMMC requirements may change over time and could impose additional compliance obligations on us and our suppliers, and failure to meet applicable CMMC requirements could affect our ability to receive or perform certain defense-related contracts. We continue to monitor evolving data-privacy requirements and the use of emerging technologies, such as artificial intelligence, and maintain policies intended to promote their secure and responsible use. These systems may be susceptible to damage, disruptions or shutdowns due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events. In addition, security breaches of our systems could result in the misappropriation or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers or suppliers. Any such event could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in

Index
legal claims or proceedings that could have a material adverse effect on our business, financial condition and results of operations.

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

As a result of our acquisitions, goodwill and intangible assets represent a significant portion of our total assets. As of October 31, 2025 and 2024, goodwill and intangible assets, net of amortization, accounted for 60% and 62% of our total assets, respectively. We test our goodwill and intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We may not realize the full value of our goodwill and intangible assets, and to the extent that impairment has occurred, we would be required to recognize the impaired portion of such assets as a non-cash charge to our earnings. An impairment of a significant portion of such assets could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on key personnel and the loss of these key personnel could have a material adverse effect on our success.

    Our success substantially depends on the performance, contributions and expertise of our senior management team led by Eric A. Mendelson and Victor H. Mendelson, our Co-Chairmen and Co-Chief Executive Officers, and Carlos L. Macau, Jr., our Chief Financial Officer. Because many of our products are highly engineered, we depend on our experienced, educated and trained team members. Technical employees are also a critical component of our research and product development activities, as well as our ability to continue to re-design sophisticated products of OEMs in order to sell competing replacement parts at substantially lower prices than those manufactured by the OEMs. The loss of the services of any of our executive officers or other key employees or our inability to continue to attract or retain the necessary personnel could have a material adverse effect on our business, financial condition and results of operations.

Index
Our executive officers and directors have significant influence over our management and direction.

    As of December 19, 2025, collectively our executive officers and entities controlled by them, the HEICO Savings and Investment Plan (our 401(k) Plan) and members of the Board of Directors beneficially owned approximately 11% of our outstanding Common Stock and approximately 3% of our outstanding Class A Common Stock. Accordingly, they will be able to substantially influence the election of the Board of Directors and control our business, policies and affairs, including our position with respect to proposed business combinations and attempted takeovers.

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
Furthermore, disruptions within the aviation industry, such as production delays or regulatory challenges affecting major manufacturers, can reduce demand for our products and services and strain our supply chain. Historically, the aviation industry has been subject to downward cycles from time to time which reduce the overall demand for jet engine and aircraft component replacement parts and repair and overhaul services, and such downward cycles result in lower sales and greater credit risk. Demand for commercial air travel can be influenced by airline industry profitability, world trade policies, government-to-government relations, terrorism, disease outbreaks, environmental constraints imposed upon aircraft operations, technological changes, price and other competitive factors. Lower commercial air travel caused by risks arising from public health threats and their aftermath, airline fleet changes or airline purchasing decisions, could cause lower demand for our goods and services. These global industry and economic conditions may have a material adverse effect on our business, financial condition and results of operations.

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

Index
Reductions in defense, space or homeland security spending by U.S. and/or foreign customers could reduce our revenues.

    In fiscal 2025, approximately 31% of our net sales were derived from the sale of defense, commercial and defense satellite and spacecraft components, and homeland security products. A decline in defense, space or homeland security budgets or additional restrictions imposed by the U.S. government on sales of products or services to foreign military agencies could lower sales of our products and services.

We are subject to risks arising from public health threats, including global or regional health emergencies (“Health Emergencies”).

Health Emergencies can negatively impact our supply chain, cause inflationary pressures and pose a risk that we or our employees, customers, suppliers, manufacturers and other commercial partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns requested or mandated by governmental authorities. The extent to which Health Emergencies may have a material adverse effect on our future business, financial condition and results of operations will depend on many factors that are not within HEICO’s control, including but not limited to, the geographic location and the rate of spread and path of the Health Emergency, available vaccinations and the vaccination rate, and potential supply chain disruptions and inflation, which can impact our key markets.

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

Also, our operations involve products and technologies subject to U.S. and international trade control laws, including the International Traffic in Arms Regulations (ITAR), the Export Administration Regulations (EAR), and economic sanctions administered by the Office of

Index
Foreign Assets Control (OFAC). These laws regulate the export, re-export, and transfer of certain items, technical data, software, and services, and may require us to obtain licenses or other governmental authorizations. If we are unable to comply with the applicable trade laws and regulations, it could have a material adverse effect on our consolidated financial statements and competitive positions. Additionally, the denial of export licenses could reduce our sales to certain countries and could have a material adverse effect on our business.

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

    We file income tax returns in the U.S. federal jurisdiction, multiple state jurisdictions and certain jurisdictions outside the U.S. In fiscal 2025, our effective tax rate was 16.6%. Our future effective tax rate may be adversely affected by a number of factors, including the following:

•Changes in statutory tax rates in any of the various jurisdictions where we file tax returns;
•Changes in available tax credits or deductions;
•Changes in tax laws or their interpretation, including amendments, technical corrections, and guidance related to the Tax Cuts and Jobs Act as well as to H.R.1, commonly referred to as the One Big Beautiful Bill Act (the “Act”). The Act became law on July 4, 2025 and introduced significant changes to U.S. tax law. See Note 7, Income Taxes, of the Notes to Consolidated Financial Statements for further information regarding certain provisions of the Act. The Act has multiple effective dates and certain provisions became effective in fiscal 2025 while others will be phased in through fiscal 2028. The Act did not have a significant impact on our fiscal 2025 consolidated financial statements and we

Index
will continue to evaluate its potential impact on our future consolidated financial statements;
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
•The reversal of any previously recognized tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the HEICO Corporation Leadership Compensation Plan, a nonqualified deferred compensation plan; and
•The Organization for Economic Co-operation and Development’s (“OECD”) global minimum tax framework (“Pillar Two”), which establishes a 15% minimum effective tax rate for large multinational enterprises, became effective for our operations in fiscal 2025. The adoption of Pillar Two did not have a significant impact on our fiscal 2025 consolidated financial statements. We will continue to monitor the potential impact of future legislation and guidance and as more jurisdictions in which we conduct business implement Pillar Two legislation.

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

    Our operations and facilities are subject to a number of federal, state and local environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of hazardous materials. We monitor evolving environmental and climate-related regulations for potential impact on our business or results of operations. Pursuant to various environmental laws, a current or previous owner or operator of real property may be liable for the costs of

Index
removal or remediation of hazardous materials. Environmental laws typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous materials in the environment. Although management believes that our operations and facilities are in material compliance with environmental laws and regulations, future changes in them or interpretations thereof or the nature of our operations may require us to make significant additional capital expenditures to ensure compliance in the future.

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

Index
We proactively monitor networks for suspicious activity and collaborate with governmental and industry partners to stay informed on emerging cybersecurity risks. We also emphasize a culture of vigilance through regular employee training that includes phishing awareness, malware prevention, and reporting protocols.

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

The Chief Information Officer has over 28 years of experience in cybersecurity and is responsible for designing and implementing the organization's cybersecurity strategy. The cybersecurity program and the Information Security Team are led by the Senior IT Director, who reports to the Chief Information Officer. The Senior IT Director has over 21 years of experience in cybersecurity. The Information Security Team is responsible for security operations, cybersecurity monitoring, application security audits, and responding to incidents through a structured Incident Response Plan.

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

For more information regarding the potential impact of cybersecurity risks, please refer to the risk factor entitled “Cybersecurity events or other disruptions of our information technology systems could adversely affect our business” in Item 1A. Risk Factors.

Index
Item 2.    PROPERTIES

    We own or lease a number of facilities, which are utilized by our Flight Support Group (“FSG”), Electronic Technologies Group (“ETG”), and corporate offices. As of October 31, 2025, all of the facilities listed below were in good operating condition, well maintained and in regular use. We believe that our existing facilities are sufficient to meet our operational needs for the foreseeable future. Summary information on the facilities utilized within the FSG, ETG and our corporate offices to support their principal operating activities is as follows:

	Square Footage
Location	Leased	Owned	Description
Flight Support Group
United States facilities (19 states)	1,582,000	280,000	Manufacturing, engineering and distribution facilities, and corporate headquarters
United States facilities (10 states)	648,000	127,000	Repair and overhaul facilities
International facilities (10 countries) - France, Germany, India, Laos, Netherlands, Singapore, Thailand, Turkey, United Arab Emirates and United Kingdom	136,000	173,000	Manufacturing, engineering and distribution facilities, and sales offices

Electronic Technologies Group
United States facilities (19 states)	906,000	759,000	Manufacturing and engineering facilities
International facilities (7 countries) - Canada, France, India, Morocco, South Korea, United Kingdom and Vietnam	458,000	493,000	Manufacturing and engineering facilities

Corporate
United States facilities (1 state)	—	10,000 (1)	Administrative offices

(1)Represents the square footage of our corporate offices in Miami, Florida. The square footage of our corporate headquarters in Hollywood, Florida is included above within Square Footage-Owned of the caption “United States facilities (19 states)” under Flight Support Group.

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

    As of December 19, 2025, there were 234 holders of record of our Common Stock and 259 holders of record of our Class A Common Stock.

Performance Graphs

    The following graph and table compare the total return on $100 invested in HEICO Common Stock and HEICO Class A Common Stock with the total return on $100 invested in the NYSE Composite Index and the Dow Jones U.S. Aerospace Index for the five-year period from October 31, 2020 through October 31, 2025. The NYSE Composite Index measures the performance of all common stocks listed on the NYSE. The Dow Jones U.S. Aerospace Index is comprised of large companies which make aircraft, major weapons, radar and other defense equipment and systems as well as providers of satellites and spacecraft used for defense purposes. The total returns include the reinvestment of cash dividends.

Index

Comparison of Five-Year Cumulative Total Return
Dollars
$350
$300
$250
$200
$150
$100
$50
2020
2021
2022
2023
2024
2025
HEICO Common Stock
HEICO Class A Common Stock
NYSE Composite Index
Dow Jones U.S. Aerospace Index

	Cumulative Total Return as of October 31,
	2020	2021	2022	2023	2024	2025
HEICO Common Stock	$100.00	$132.86	$155.22	$151.36	$234.29	$304.20
HEICO Class A Common Stock	100.00	134.61	136.56	136.58	206.55	266.78
NYSE Composite Index	100.00	136.91	118.65	120.03	154.79	172.65
Dow Jones U.S. Aerospace Index	100.00	152.31	140.93	154.08	211.88	329.22

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

Index

Comparison of Thirty-Five Year Cumulative Total Return
$140,000
$120,000
$100,000
$80,000
$60,000
$40,000
$20,000
$0
Dollars
'90 '91 '92 '93 '94 '95 '96 '97 '98 '99 '00 '01 '02 '03 '04 '05 '06 '07 '08 '09 '10 '11 '12 '13 '14 '15 '16 '17 '18 '19 '20 '21 '22 '23 '24 '25
HEICO Common Stock
NYSE Composite Index
Dow Jones U.S. Aerospace Index

	Cumulative Total Return as of October 31,
	1990	1991	1992	1993	1994
HEICO Common Stock	$100.00	$141.49	$158.35	$173.88	$123.41
NYSE Composite Index	100.00	130.31	138.76	156.09	155.68
Dow Jones U.S. Aerospace Index	100.00	130.67	122.00	158.36	176.11

	1995	1996	1997	1998	1999
HEICO Common Stock	$263.25	$430.02	$1,008.31	$1,448.99	$1,051.61
NYSE Composite Index	186.32	225.37	289.55	326.98	376.40
Dow Jones U.S. Aerospace Index	252.00	341.65	376.36	378.66	295.99

	2000	2001	2002	2003	2004
HEICO Common Stock	$809.50	$1,045.86	$670.39	$1,067.42	$1,366.57
NYSE Composite Index	400.81	328.78	284.59	339.15	380.91
Dow Jones U.S. Aerospace Index	418.32	333.32	343.88	393.19	478.49

	2005	2006	2007	2008	2009
HEICO Common Stock	$1,674.40	$2,846.48	$4,208.54	$2,872.01	$2,984.13
NYSE Composite Index	423.05	499.42	586.87	344.96	383.57
Dow Jones U.S. Aerospace Index	579.77	757.97	1,000.84	602.66	678.00

	2010	2011	2012	2013	2014
HEICO Common Stock	$4,722.20	$6,557.88	$5,900.20	$10,457.14	$11,416.51
NYSE Composite Index	427.61	430.46	467.91	569.69	617.23
Dow Jones U.S. Aerospace Index	926.75	995.11	1,070.15	1,645.24	1,687.41

Index

	Cumulative Total Return as of October 31,
	2015	2016	2017	2018	2019
HEICO Common Stock	$10,776.88	$14,652.37	$23,994.03	$33,876.95	$49,277.28
NYSE Composite Index	595.37	596.57	702.38	694.81	749.66
Dow Jones U.S. Aerospace Index	1,766.94	1,878.10	2,807.42	3,373.52	3,725.15

	2020	2021	2022	2023	2024
HEICO Common Stock	$44,877.75	$60,000.11	$65,650.39	$64,751.68	$99,188.00
NYSE Composite Index	707.40	968.47	839.31	849.11	1,094.96
Dow Jones U.S. Aerospace Index	2,233.00	3,400.98	3,147.04	3,440.63	4,731.25

2025
HEICO Common Stock	$128,481.31
NYSE Composite Index	1,221.35
Dow Jones U.S. Aerospace Index	7,351.46

Issuer Purchases of Equity Securities

    There were no issuer purchases of our equity securities during the fourth quarter of fiscal 2025.

Recent Sales of Unregistered Securities

On January 31, 2025, we acquired 90% of the membership interests of Millennium International, LLC ("Millennium"). The purchase price of this acquisition was principally paid in cash using proceeds from our revolving credit facility and cash provided by operating activities, as well as through the issuance of 53,186 shares of HEICO Class A Common Stock. The HEICO Class A Common Stock issued in connection with the acquisition of Millennium was not registered under the Securities Act of 1933, in accordance with Section 4(a)(2) and Rule 506(b) of Regulation D thereunder, as a transaction by an issuer not involving any public offering. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for additional information.

Dividend Policy

We have historically paid semi-annual cash dividends on both our Class A Common Stock and Common Stock. In July 2025, we paid our 94th consecutive semi-annual cash dividend since 1979 of $.12 per share, which represented a 9% increase over the semiannual cash dividend of $.11 per share paid in January 2025. In December 2025, our Board of Directors declared a semi-annual cash dividend of $.12 per share payable in January 2026.

Our Board of Directors will continue to review our dividend policy and will regularly evaluate whether dividends should be paid in cash or stock, as well as what amounts should be paid. Our ability to pay dividends could be affected by future business performance, liquidity,

Index
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

The ETG consists of HEICO Electronic Technologies Corp. (“HEICO Electronic”) and its subsidiaries, which primarily:

•Designs and Manufactures Electronic, Microwave, Electro-Optical and Other Power Equipment, High-Speed Interface Products, High Voltage Interconnection Devices, EMI

Index
and RFI Shielding and Filters, High Voltage Advanced Power Electronics, Power Conversion Products, Underwater Locator Beacons, Memory Products, Self-Sealing Auxiliary Fuel Systems, Active Antenna Systems, Airborne Antennas, TSCM Equipment, High Reliability ("Hi-Rel") Electronic Components, In-Flight Entertainment Products, and Cockpit displays and Other Avionics Components. The ETG collectively designs, manufactures and sells various types of electronic, data and microwave, and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, power conversion products, underwater locator beacons, emergency locator transmission beacons, flight deck annunciators, panels, indicators, electromagnetic and radio frequency interference shielding and filters, high power capacitor charging power supplies, amplifiers, traveling wave tube amplifiers, photodetectors, amplifier modules, microwave power modules, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies, high voltage power supplies, high voltage interconnection devices and wire, high voltage energy generators, high frequency power delivery systems; memory products, including three-dimensional microelectronic and stacked memory, static random-access memory (SRAM) and electronically erasable programmable read-only memory (EEPROM); harsh environment electronic connectors and other interconnect products, RF and microwave amplifiers, transmitters, and receivers and integrated assemblies, sub-assemblies and components; RF sources, detectors and controllers, wireless cabin control systems, solid state power distribution and management systems, proprietary in-cabin power and entertainment components and subsystems, cockpit displays and other avionics components, crashworthy and ballistically self-sealing auxiliary fuel systems, nuclear radiation detectors, communications and electronic intercept receivers and tuners, fuel level sensing systems, high-speed interface products that link devices, high performance active antenna systems and airborne antennas for commercial and military aircraft, precision guided munitions, other defense applications and commercial uses; silicone material for a variety of demanding applications; precision power analog monolithic, hybrid and open frame components; high-reliability ceramic-to-metal feedthroughs and connectors, technical surveillance countermeasures (TSCM) equipment to detect devices used for espionage and information theft; rugged small-form factor embedded computing solutions; custom high power filters and filter assemblies; test sockets and adapters for both engineering and production use of semiconductor devices; radiation assurance services and products; and Hi-Rel, complex, passive electronic components and rotary joint assemblies for mostly aerospace and defense applications, in addition to other high-end applications, such as medical and energy uses including emerging "clean energy" and electrification applications.

Additionally, our results of operations in fiscal 2025 have been affected by recent acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.

Index
Presentation of Results of Operations and Liquidity and Capital Resources

    The following discussion and analysis of our Results of Operations and Liquidity and Capital Resources includes a comparison of fiscal 2025 to fiscal 2024. A similar discussion and analysis that compares fiscal 2024 to fiscal 2023 may be found in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Form 10-K for the fiscal year ended October 31, 2024.

Results of Operations

    The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Consolidated Statements of Operations (in thousands):

	Year ended October 31,
	2025	2024
Net sales	$4,485,044	$3,857,669
Cost of sales	2,698,580	2,355,943
Selling, general and administrative expenses	767,466	677,271
Total operating costs and expenses	3,466,046	3,033,214
Operating income	$1,018,998	$824,455

Net sales by segment and intersegment:
Flight Support Group	$3,117,277	$2,639,354
Electronic Technologies Group	1,413,120	1,263,626
Intersegment sales	(45,353)	(45,311)
	$4,485,044	$3,857,669

Operating income by segment and corporate and other:
Flight Support Group	$750,395	$593,074
Electronic Technologies Group	324,952	288,193
Other, primarily corporate	(56,349)	(56,812)
	$1,018,998	$824,455

Net sales	100.0%	100.0%
Gross profit	39.8%	38.9%
Selling, general and administrative expenses	17.1%	17.6%
Operating income	22.7%	21.4%
Interest expense	(2.9%)	(3.9%)
Other income	.1%	.1%
Income tax expense	3.3%	3.1%
Net income attributable to noncontrolling interests	1.2%	1.2%
Net income attributable to HEICO	15.4%	13.3%

Index
Comparison of Fiscal 2025 to Fiscal 2024

Net Sales

Our consolidated net sales in fiscal 2025 increased by 16% to a record $4,485.0 million, up from net sales of $3,857.7 million in fiscal 2024. The increase in consolidated net sales principally reflects an increase of $477.9 million (an 18% increase) to a record $3,117.3 million in net sales of the FSG and an increase of $149.5 million (a 12% increase) to a record $1,413.1 million in net sales of the ETG. The net sales increase in the FSG reflects strong organic growth of 14% and net sales of $110.6 million contributed by fiscal 2025 and 2024 acquisitions. The FSG's organic net sales growth reflects increased demand within its aftermarket replacement parts, repair and overhaul parts and services, and specialty products product lines resulting in net sales increases of $263.9 million, $67.8 million and $35.6 million, respectively. The net sales increase in the ETG reflects strong organic growth of 7% and net sales of $63.9 million contributed by fiscal 2025 and 2024 acquisitions. The ETG's organic net sales growth is mainly attributable to increased demand for its defense, space, other electronics, and aerospace products resulting in net sales increases of $29.6 million, $28.4 million, $20.6 million, and $16.2 million, respectively, partially offset by decreased demand for its medical products resulting in a net sales decrease of $9.4 million. Sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in fiscal 2025.

Our net sales in fiscal 2025 and 2024 by market consisted of approximately 58% and 56% from the commercial aviation industry, respectively, 31% and 32% from the defense and space industries, respectively, and 11% and 12% from other industrial markets including electronics, medical and telecommunications, respectively.

Gross Profit and Operating Expenses

Our consolidated gross profit margin improved to 39.8% in fiscal 2025, up from 38.9% in fiscal 2024, principally reflecting a 1.5% increase in the FSG's gross profit margin. The increase in the FSG's gross profit margin principally reflects the previously mentioned net sales growth within its repair and overhaul parts and services product line and a more favorable product mix within the specialty products product line. Total new product research and development expenses included within our consolidated cost of sales were $120.9 million in fiscal 2025, up from $111.3 million in fiscal 2024.

Our consolidated selling, general and administrative ("SG&A") expenses were $767.5 million in fiscal 2025, as compared to $677.3 million in fiscal 2024. The increase in consolidated SG&A expenses principally reflects $31.0 million attributable to our fiscal 2025 and 2024 acquisitions, $22.8 million due to changes in the estimated fair value of accrued contingent consideration, $17.5 million of higher other selling expenses, and a $15.6 million increase in share-based compensation expense.

Our consolidated SG&A expenses as a percentage of net sales improved to 17.1% in fiscal 2025, down from 17.6% in fiscal 2024. The decrease in consolidated SG&A expenses as a

Index
percentage of net sales principally reflects efficiencies realized from the previously mentioned net sales growth, partially offset by a .5% impact from the previously mentioned changes in the estimated fair value of accrued contingent consideration.

Operating Income

Our consolidated operating income increased by 24% to a record $1,019.0 million in fiscal 2025, up from $824.5 million in fiscal 2024. The increase in consolidated operating income principally reflects a $157.3 million increase (a 27% increase) to a record $750.4 million in operating income of the FSG and a $36.8 million increase (a 13% increase) to a record $325.0 million in operating income of the ETG. The increase in operating income of the FSG principally reflects the previously mentioned net sales growth, improved gross profit margin, and SG&A expense efficiencies realized from the net sales growth. The increase in operating income of the ETG principally reflects the previously mentioned net sales growth and SG&A expense efficiencies realized from the net sales growth.

Our consolidated operating income as a percentage of net sales improved to 22.7% in fiscal 2025, up from 21.4% in fiscal 2024. The increase in consolidated operating income as a percentage of net sales principally reflects an increase in the FSG’s operating income as a percentage of net sales to 24.1% in fiscal 2025, up from 22.5% in fiscal 2024, and an increase in the ETG's operating income as a percentage of net sales to 23.0% in fiscal 2025, up from 22.8% in fiscal 2024. The increase in the FSG’s operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margin.

Interest Expense

Interest expense decreased to $129.9 million in fiscal 2025, down from $149.3 million in fiscal 2024. The decrease in interest expense was principally due to a lower weighted-average interest rate on borrowings outstanding under our revolving credit facility and a decrease in the amount of outstanding debt.

Other Income

    Other income in fiscal 2025 and 2024 was not material.

Income Tax Expense

Our effective tax rate decreased to 16.6% in fiscal 2025, down from 17.5% in fiscal 2024. The decrease in our effective tax rate principally reflects a larger tax benefit from stock option exercises recognized in the first quarter of fiscal 2025. We recognized a discrete tax benefit from stock option exercises in the first quarter of fiscal 2025 and 2024 of $27.2 million and $13.6 million, respectively.

Index
Net Income Attributable to Noncontrolling Interests
    Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $55.2 million in fiscal 2025, as compared to $45.0 million in fiscal 2024. The increase in net income attributable to noncontrolling interests principally reflects improved operating results of certain subsidiaries of the FSG and ETG in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased by 34% to a record $690.4 million, or $4.90 per diluted share, in fiscal 2025, up from $514.1 million, or $3.67 per diluted share, in fiscal 2024, principally reflecting the previously mentioned higher consolidated operating income.

Outlook

Looking ahead to fiscal 2026, we anticipate net sales growth in both the FSG and ETG, driven by organic growth from increased demand for the majority of our products as well as growth through our recent acquisitions. We will continue to pursue selective acquisition opportunities to complement this growth. Our disciplined financial management remains dedicated to creating long-term shareholder value through a balanced combination of making strategic acquisitions and organic expansion, while maintaining financial resilience and flexibility.

Inflation

We have generally experienced increases in our costs of labor, materials and services consistent with overall rates of inflation. The impact of such increases on net income attributable to HEICO has been generally minimized by efforts to lower costs through manufacturing efficiencies and cost reductions as well as selective price increases.

Liquidity and Capital Resources

    The following table summarizes our capitalization (in thousands):

	As of October 31,
	2025	2024
Cash and cash equivalents	$217,781	$162,103
Total debt (including current portion)	2,167,945	2,229,374
Shareholders’ equity	4,379,175	3,697,406
Total capitalization (debt plus equity)	6,547,120	5,926,780
Total debt to total capitalization	33%	38%

Index
    Our principal uses of cash include acquisitions, interest payments, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. Capital expenditures in fiscal 2026 are anticipated to be approximately $80 to $90 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility.

    As of December 19, 2025, we had approximately $1,078 million of unused committed availability under the terms of our revolving credit facility. Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund our cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $934.3 million in fiscal 2025 and consisted primarily of net income from consolidated operations of $745.6 million, depreciation and amortization expense of $196.1 million (a non-cash item), $34.4 million in share-based compensation expense (a non-cash item), net changes in other long-term liabilities and assets related to the HEICO Corporation Leadership Compensation Plan (the "LCP") of $23.5 million (principally participant deferrals and employer contributions), and $20.4 million in employer contributions to the HEICO Savings and Investment Plan (a non-cash item), partially offset by a $58.7 million increase in net working capital and a $48.6 million deferred income tax benefit (a non-cash item). The increase in net working capital is inclusive of a $75.6 million increase in accounts receivable resulting from increased net sales and timing of collections, and a $44.9 million increase in inventories to support an increase in consolidated backlog, partially offset by a $44.6 million increase in accrued expenses and other current liabilities and a $15.4 million decrease in prepaid expenses and other current assets.

Net cash provided by operating activities increased by $261.9 million (a 39% increase) in fiscal 2025, up from $672.4 million in fiscal 2024. The increase is principally attributable to a $186.5 million increase in net income from consolidated operations, an $84.3 million decrease in net working capital, principally reflecting a lower investment in inventories, a $22.8 million increase in accrued contingent consideration, a $20.7 million increase in depreciation and amortization expense and a $15.6 million increase in share-based compensation expense, partially offset by a $42.7 million decrease in the "Other" caption mainly from a larger receipt of advance long-term customer deposits in fiscal 2024 and a $26.6 million increase in deferred income tax benefits.

Net cash provided by operating activities was $672.4 million in fiscal 2024 and consisted primarily of net income from consolidated operations of $559.1 million, depreciation and amortization expense of $175.3 million (a non-cash item), net changes of $53.5 million included in the "Other" caption (principally the receipt of advance deposits on certain long-term customer contracts), net changes in other long-term liabilities and assets related to the LCP of $21.6 million (principally participant deferrals and employer contributions), and $7.5 million of intangible asset impairment expense (a non-cash item), partially offset by a $143.0 million

Index
increase in net working capital. The increase in net working capital principally reflects a $132.9 million increase in inventories to support an increase in consolidated backlog.

Investing Activities

Net cash used in investing activities totaled $731.7 million in fiscal 2025 and related primarily to acquisitions of $629.8 million, capital expenditures of $72.9 million, and LCP funding of $33.0 million. Further details regarding our acquisitions may be found in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements.

Net cash used in investing activities totaled $293.2 million in fiscal 2024 and related primarily to acquisitions of $219.3 million, capital expenditures of $58.3 million, and LCP funding of $19.9 million.

Financing Activities

Net cash used in financing activities in fiscal 2025 totaled $150.7 million. During fiscal 2025, we made $550.0 million of payments on our revolving credit facility, $38.5 million of distributions to noncontrolling interests, paid $32.0 million of cash dividends on our common stock, and redeemed $22.4 million of common stock related to stock option exercises, partially offset by $495.0 million of borrowings on our revolving credit facility to fund certain fiscal 2025 acquisitions.

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

Index
grid. The Credit Facility includes a feature that will allow us to increase the capacity by $750 million to become a $2.75 billion facility through increased commitments from existing lenders.

Borrowings under the Credit Facility accrue interest at our election of the Base Rate or Adjusted Term SOFR, plus in each case, the Applicable Rate (based on the Company’s Total Leverage Ratio), as such capitalized terms are defined in the Credit Facility. The Base Rate for any day is a fluctuating rate per annum equal to the highest of (i) the Prime Rate; (ii) the Federal Funds Rate plus .50%; and (iii) Adjusted Term SOFR for an Interest Period of one month plus 100 basis points. Adjusted Term SOFR is the rate per annum equal to Term SOFR plus a Term SOFR Adjustment of .10%; provided that Adjusted Term SOFR as so determined shall never be less than 0%. The Applicable Rate for SOFR Loans ranges from 1.125% to 2.00%. The Applicable Rate for Base Rate Loans ranges from .125% to 1.00%. A fee is charged on the amount of the unused commitment ranging from .15% to .35% (depending on the Company’s Total Leverage Ratio). The Credit Facility also includes a $200 million sublimit for swingline borrowings and $100 million sublimits for borrowings made in foreign currencies and for letters of credit. Outstanding principal, accrued and unpaid interest and other amounts payable under the Credit Facility may be accelerated upon an event of default, as such events are described in the Credit Facility. The Credit Facility is unsecured and contains covenants that require, among other things, the maintenance of a Total Leverage Ratio and an Interest Coverage Ratio, as such capitalized terms are defined in the Credit Facility. We were in compliance with all financial and nonfinancial covenants of the Credit Facility as of October 31, 2025.

Senior Unsecured Notes

On July 27, 2023, we completed the public offer and sale of senior unsecured notes, which consisted of $600 million principal amount of 5.25% Senior Notes due August 1, 2028 (the "2028 Notes") and $600 million principal amount of 5.35% Senior Notes due August 1, 2033 (the "2033 Notes" and, collectively with the 2028 Notes, the "Notes"). Interest on the Notes is payable semi-annually in arrears on February 1 and August 1 of each year, and commenced on February 1, 2024. The 2028 Notes and 2033 Notes each have an effective interest rate of 5.5%. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future subsidiaries that guarantee our obligations under the Credit Facility (the “Guarantor Group”). We were in compliance with all covenants related to the Notes as of October 31, 2025.

Other Obligations and Commitments

The holders of equity interests in certain of our subsidiaries have rights (“Put Rights”) that require us to provide cash consideration for their equity interests (the “Redemption Amount”) at fair value or at a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period. As of October 31, 2025, management’s estimate of the aggregate Redemption Amount of all Put Rights that we could be required to pay is approximately $467.4 million, which is included within redeemable noncontrolling interests in our Consolidated Balance Sheet. The estimated aggregate Redemption Amount of the Put Rights that are currently puttable, previously put, or becoming

Index
puttable during fiscal 2026 is approximately $191.4 million, of which approximately $94.6 million would be payable in fiscal 2026 should all of the eligible associated noncontrolling interest holders elect to exercise their Put Rights during fiscal 2026. See Note 13, Redeemable Noncontrolling Interests, of the Notes to Consolidated Financial Statements for further information.

See Note 5, Long-Term Debt, of the Notes to Consolidated Financial Statements for information regarding our long-term debt obligations.

See Note 8, Fair Value Measurements, of the Notes to Consolidated Financial Statements for information pertaining to contingent consideration obligations. As of October 31, 2025, none of the estimated fair value of contingent consideration was payable in fiscal 2026.

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

Index
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

As of
October 31, 2025
Current assets (excluding net intercompany receivable from non-guarantor subsidiaries)	$1,927,805
Noncurrent assets	5,280,470
Net intercompany receivable from/ (payable to) non-guarantor subsidiaries	260,672
Current liabilities (excluding net intercompany payable to non-guarantor subsidiaries)	721,365
Noncurrent liabilities	2,751,782
Redeemable noncontrolling interests	337,818
Noncontrolling interests	63,792

Index

Year ended
October 31, 2025
Net sales	$3,808,827
Gross profit	1,487,664
Operating income	879,170
Net income from consolidated operations	739,571
Net income attributable to HEICO	695,407

Year ended
October 31, 2025
Intercompany net sales	$13,182
Intercompany management fee	4,236
Intercompany interest income	9,488
Intercompany dividends	99,327

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

We regularly assess the carrying value of inventory, considering factors such as its physical condition, sales trends, and anticipated future demand to estimate provisions for slow-moving, obsolete, or damaged inventory. Our inventory valuation reserves are established through analysis and estimates that consider many factors such as current order levels, forecasted demand, market conditions, and expected product life cycles. Changes in business or economic conditions, consumer confidence, market dynamics, demand fluctuations, evolving technology, or inaccurate demand projections may necessitate adjustments to these reserves. Should actual market conditions deviate from management's expectations, additional provisions for excess and obsolete inventory could be required and may be material to our results of operations. Changes

Index
in estimates did not have a material effect on net income from consolidated operations in fiscal 2025, 2024 and 2023.

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

As part of the agreement to acquire certain subsidiaries, we may be obligated to pay contingent consideration should the acquired entity meet certain earnings objectives subsequent to the date of acquisition. As of the acquisition date, contingent consideration is recorded at fair value as determined using a probability-based scenario analysis approach. Under this method, a set of discrete potential future subsidiary earnings is determined using internal estimates based on various revenue growth rate assumptions for each scenario. A probability of likelihood is then assigned to each discrete potential future earnings estimate and the resultant contingent consideration is calculated and discounted using a weighted average discount rate reflecting the credit risk of HEICO. Changes in either the revenue growth rates, related earnings or the discount rate could result in a material change to the amount of contingent consideration accrued. As of October 31, 2025 and 2024, $46.2 million and $30.2 million of contingent consideration was accrued within our Consolidated Balance Sheets, respectively. During fiscal 2025, 2024 and 2023, such fair value measurement adjustments resulted in net increases (decreases) to SG&A expenses of $12.9 million, ($9.9) million and ($.7) million, respectively. For further information regarding our contingent consideration arrangements, see Note 8, Fair Value Measurements, of the Notes to Consolidated Financial Statements.

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

Index
When performing the quantitative impairment test, we compare the fair value of each of our reporting units to its carrying value to determine potential impairment and an impairment loss is recognized in the amount by which the carrying value of a reporting unit’s goodwill exceeds its fair value. The fair values of our reporting units are determined using a weighted average of a market approach and an income approach. The market approach estimates the value of reporting units by comparing to guideline public companies or guideline transactions. Various valuation multiples are calculated utilizing financial data of companies that are economically and operationally similar resulting in ranges of multiples. Judgmental adjustments are often necessary to ensure comparability. The selection of the appropriate multiple within a range requires judgment, considering various qualitative and quantitative factors. Changes in assumptions or estimates could materially affect the estimated fair value of our reporting units and the potential for impairment. The income approach estimates fair value by taking estimated future cash flows that are based on internal projections and other assumptions deemed reasonable by management and discounting them using an estimated weighted average cost of capital. Assumptions used in the analysis include estimated future revenues and expenses, the weighted average cost of working capital, capital expenditures, and other variables. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Based on the annual goodwill impairment test as of October 31, 2025, 2024 and 2023, we determined there was no impairment of our goodwill. The fair value of each of our reporting units calculated as part of our quantitative impairment test significantly exceeded its carrying value as of October 31, 2025.

We test each non-amortizing intangible asset (principally trade names) for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. To derive the fair value of our trade names, we utilize an income approach, which relies upon management's assumptions of royalty rates, projected revenues and discount rates. We also test each amortizing intangible asset for impairment if events or circumstances indicate that the asset might be impaired. The test consists of determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. The determination of fair value requires us to make a number of estimates, assumptions and judgments of underlying factors such as projected revenues and related earnings as well as discount rates. Based on the intangible impairment tests conducted, we recognized no impairment loss in fiscal 2025, an aggregate impairment loss of $7.5 million during fiscal 2024, and an immaterial impairment loss in fiscal 2023. The impairment loss we recognized in fiscal 2024 related to the write-down of trade names at two ETG subsidiaries due to a reduction in the expected future cash flows associated with such intangible assets. The impairment loss was recorded as a component of SG&A expenses in the Company's Consolidated Statement of Operations. See Note 8, Fair Value Measurements, for additional information regarding the Company’s fiscal 2024 impairment loss.

Index
New Accounting Pronouncements

    See Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements, of the Notes to Consolidated Financial Statements for additional information.

Forward-Looking Statements

Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature may be forward-looking and the words “anticipate,” “believe,” “expect,” “estimate” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to risks, uncertainties and contingencies. We have based these forward-looking statements on our current expectations and projections about future events. All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Therefore, actual results may differ materially from those expressed in or implied by those forward-looking statements. Factors that could cause such differences include, among others:

•The severity, magnitude and duration of public health threats;

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

    We have exposure to interest rate risk, mainly related to our revolving credit facility, which has variable interest rates. Interest rate risk associated with our variable rate debt is the potential increase in interest expense from an increase in interest rates. Based on our aggregate outstanding variable rate debt balance of $960 million as of October 31, 2025, a hypothetical 10% increase in interest rates would not have a material effect on our results of operations, financial position or cash flows. We also maintain a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, a hypothetical 10% increase in interest rates as of October 31, 2025 would not have a material effect on our results of operations, financial position or cash flows.

Foreign Currency Risk

    We have several foreign subsidiaries that utilize a functional currency other than the U.S. dollar, or principally the Euro. Accordingly, changes in exchange rates between such foreign currencies and the U.S. dollar will affect the translation of the financial results of our foreign subsidiaries into the U.S. dollar for purposes of reporting our consolidated financial results. A hypothetical 10% weakening in the exchange rate of the Euro to the U.S. dollar as of October 31, 2025 would not have a material effect on our results of operations, financial position or cash flows.

Index
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEICO CORPORATION AND SUBSIDIARIES

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HEICO Corporation
Hollywood, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HEICO Corporation and subsidiaries (the "Company") as of October 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended October 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 22, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

•We tested changes in the inventory valuation reserve and evaluated whether such changes were the result of the sale or write-off of inventory parts or the result of changes in the significant assumptions used to develop the valuation reserve.

/s/ DELOITTE & TOUCHE LLP

Miami, Florida
December 22, 2025
We have served as the Company's auditor since 1990.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of October 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$217,781	$162,103
Accounts receivable, net	637,615	538,487
Contract assets	119,257	112,235
Inventories, net	1,295,336	1,170,949
Prepaid expenses and other current assets	86,377	78,518
Total current assets	2,356,366	2,062,292

Property, plant and equipment, net	431,710	339,034
Goodwill	3,661,624	3,380,295
Intangible assets, net	1,471,440	1,334,774
Other assets	579,294	476,427
Total assets	$8,500,434	$7,592,822

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,358	$4,107
Trade accounts payable	231,040	198,429
Accrued expenses and other current liabilities	577,624	427,781
Income taxes payable	19,982	33,534
Total current liabilities	832,004	663,851

Long-term debt, net of current maturities	2,164,587	2,225,267
Deferred income taxes	107,186	114,156
Other long-term liabilities	550,124	525,986
Total liabilities	3,653,901	3,529,260

Commitments and contingencies (Note 16)

Redeemable noncontrolling interests (Note 13)	467,358	366,156

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 shares authorized; 55,143 and 54,986 shares issued and outstanding	551	550
Class A Common Stock, $.01 par value per share; 150,000 shares authorized; 84,198 and 83,827 shares issued and outstanding	842	838
Capital in excess of par value	650,667	599,399
Deferred compensation obligation	8,096	7,272
HEICO stock held by irrevocable trust	(8,096)	(7,272)
Accumulated other comprehensive income (loss)	5,581	(26,076)
Retained earnings	3,647,678	3,062,166
Total HEICO shareholders’ equity	4,305,319	3,636,877
Noncontrolling interests	73,856	60,529
Total shareholders’ equity	4,379,175	3,697,406
Total liabilities and equity	$8,500,434	$7,592,822
The accompanying notes are an integral part of these consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended October 31,
	2025	2024	2023

Net sales	$4,485,044	$3,857,669	$2,968,105

Operating costs and expenses:
Cost of sales	2,698,580	2,355,943	1,814,617
Selling, general and administrative expenses	767,466	677,271	528,149

Total operating costs and expenses	3,466,046	3,033,214	2,342,766

Operating income	1,018,998	824,455	625,339

Interest expense	(129,877)	(149,313)	(72,984)
Other income	4,433	2,444	2,928

Income before income taxes and noncontrolling interests	893,554	677,586	555,283

Income tax expense	148,000	118,500	110,900

Net income from consolidated operations	745,554	559,086	444,383

Less: Net income attributable to noncontrolling interests	55,169	44,977	40,787

Net income attributable to HEICO	$690,385	$514,109	$403,596

Net income per share attributable to HEICO shareholders:
Basic	$4.97	$3.71	$2.94
Diluted	$4.90	$3.67	$2.91

Weighted average number of common shares outstanding:
Basic	139,048	138,455	137,185
Diluted	140,771	140,198	138,905

The accompanying notes are an integral part of these consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended October 31,
	2025	2024	2023

Net income from consolidated operations	$745,554	$559,086	$444,383
Other comprehensive income:
Foreign currency translation adjustments	32,063	13,983	6,905
Unrealized (loss) gain on defined benefit pension plan, net of tax	(200)	554	59
Amortization of unrealized loss on defined benefit pension plan, net of tax	3	52	56
Total other comprehensive income	31,866	14,589	7,020
Comprehensive income from consolidated operations	777,420	573,675	451,403
Net income attributable to noncontrolling interests	55,169	44,977	40,787
Foreign currency translation adjustments attributable to noncontrolling interests	209	485	701
Comprehensive income attributable to noncontrolling interests	55,378	45,462	41,488
Comprehensive income attributable to HEICO	$722,042	$528,213	$409,915

The accompanying notes are an integral part of these consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended October 31, 2025 and 2024
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2024	$366,156	$550	$838	$599,399	$7,272	($7,272)	($26,076)	$3,062,166	$60,529	$3,697,406
Comprehensive income	40,425	—	—	—	—	—	31,657	690,385	14,953	736,995
Cash dividends ($.23 per share)	—	—	—	—	—	—	—	(31,968)	—	(31,968)
Share-based compensation expense	—	—	—	34,381	—	—	—	—	—	34,381
Issuance of common stock to HEICO Savings and Investment Plan	—	1	1	18,858	—	—	—	—	—	18,860
Proceeds from stock option exercises	—	1	2	13,209	—	—	—	—	—	13,212
Issuance of common stock for an acquisition	—	—	1	10,122	—	—	—	—	—	10,123
Redemptions of common stock related to stock option exercises	—	(1)	—	(22,385)	—	—	—	—	—	(22,386)
Distributions to noncontrolling interests	(36,571)	—	—	—	—	—	—	—	(1,626)	(1,626)
Noncontrolling interests assumed related to acquisitions	27,904	—	—	—	—	—	—	—	—	—
Acquisitions of noncontrolling interests	(5,773)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	72,417	—	—	—	—	—	—	(72,417)	—	(72,417)
Deferred compensation obligation	—	—	—	—	824	(824)	—	—	—	—
Other	2,800	—	—	(2,917)	—	—	—	(488)	—	(3,405)
Balances as of October 31, 2025	$467,358	$551	$842	$650,667	$8,096	($8,096)	$5,581	$3,647,678	$73,856	$4,379,175

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2023	$364,807	$547	$835	$578,809	$6,318	($6,318)	($40,180)	$2,605,984	$47,156	$3,193,151
Comprehensive income	31,134	—	—	—	—	—	14,104	514,109	14,328	542,541
Cash dividends ($.21 per share)	—	—	—	—	—	—	—	(29,069)	—	(29,069)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	1	15,994	—	—	—	—	—	15,996
Share-based compensation expense	—	—	—	18,775	—	—	—	—	—	18,775
Proceeds from stock option exercises	—	3	3	7,945	—	—	—	—	—	7,951
Redemptions of common stock related to stock option exercises	—	(1)	(1)	(29,910)	—	—	—	—	—	(29,912)
Distributions to noncontrolling interests	(33,478)	—	—	—	—	—	—	—	(955)	(955)
Acquisitions of noncontrolling interests	(26,567)	—	—	—	—	—	—	—	—	—
Noncontrolling interests assumed related to acquisitions	8,783	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	29,143	—	—	—	—	—	—	(29,143)	—	(29,143)
Deferred compensation obligation	—	—	—	—	954	(954)	—	—	—	—
Other	(7,666)	—	—	7,786	—	—	—	285	—	8,071
Balances as of October 31, 2024	$366,156	$550	$838	$599,399	$7,272	($7,272)	($26,076)	$3,062,166	$60,529	$3,697,406
The accompanying notes are an integral part of these consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Year Ended October 31, 2023
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

Index
HEICO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended October 31,
	2025	2024	2023
Operating Activities:
Net income from consolidated operations	$745,554	$559,086	$444,383
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	196,076	175,331	130,043
Share-based compensation expense	34,381	18,775	15,475
Employer contributions to HEICO Savings and Investment Plan	20,441	17,617	15,276
Increase (decrease) in accrued contingent consideration, net	12,920	(9,884)	(686)
Impairment of intangible assets	—	7,500	—
Amendment and termination of contingent consideration agreement	—	—	(9,057)
Payment of contingent consideration	(2,190)	(6,203)	(6,299)
Deferred income tax benefit	(48,565)	(22,002)	(26,531)
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(75,576)	(20,815)	(65,595)
(Increase) decrease in contract assets	(6,510)	1,294	(11,642)
Increase in inventories	(44,850)	(132,934)	(124,782)
Decrease (increase) in prepaid expenses and other current assets	15,423	(23,029)	5,599
Increase (decrease) in trade accounts payable	27,593	(9,823)	10,975
Increase in accrued expenses and other current liabilities	44,605	22,095	72,589
(Decrease) increase in income taxes payable	(19,427)	20,220	(4,505)
Net changes in other long-term liabilities and assets related to HEICO Leadership Compensation Plan	23,533	21,618	13,512
Other	10,858	53,524	(10,020)
Net cash provided by operating activities	934,266	672,370	448,735

Investing Activities:
Acquisitions, net of cash acquired	(629,828)	(219,293)	(2,421,788)
Capital expenditures	(72,886)	(58,261)	(49,434)
Investments related to HEICO Leadership Compensation Plan	(32,958)	(19,910)	(18,892)
Other	3,981	4,264	5,647
Net cash used in investing activities	(731,691)	(293,200)	(2,484,467)

Financing Activities:
Payments on revolving credit facility	(550,000)	(365,000)	(989,000)
Proceeds from issuance of senior unsecured notes	—	—	1,189,452
Borrowings on revolving credit facility	495,000	130,000	1,964,000
Distributions to noncontrolling interests	(38,484)	(34,318)	(36,591)
Cash dividends paid	(31,968)	(29,069)	(27,370)
Redemptions of common stock related to stock option exercises	(22,386)	(29,912)	(14,847)
Payment of contingent consideration	(5,954)	(24,797)	(12,610)
Acquisitions of noncontrolling interests	(5,773)	(26,567)	(2,733)
Payments on short-term debt, net	—	(13,924)	(1,593)
Debt issuance costs	—	—	(10,060)
Proceeds from stock option exercises	13,212	7,951	6,713
Other	(4,324)	(3,757)	(312)
Net cash (used in) provided by financing activities	(150,677)	(389,393)	2,065,049

Effect of exchange rate changes on cash	3,780	1,278	2,227

Net increase (decrease) in cash and cash equivalents	55,678	(8,945)	31,544
Cash and cash equivalents at beginning of year	162,103	171,048	139,504
Cash and cash equivalents at end of year	$217,781	$162,103	$171,048

The accompanying notes are an integral part of these consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

    HEICO Corporation, through its principal subsidiaries consisting of HEICO Aerospace Holdings Corp. (“HEICO Aerospace”), HEICO Flight Support Corp. ("HFSC") and HEICO Electronic Technologies Corp. (“HEICO Electronic”) and their respective subsidiaries (collectively, the “Company”), is principally engaged in the design, manufacture and sale of aerospace, defense and electronic-related products and services throughout the United States ("U.S.") and internationally. The Company’s customer base is primarily the aviation, defense, space, medical, telecommunications and electronics industries.

Basis of Presentation

    The Company has two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace and HFSC and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic and its subsidiaries.

    The consolidated financial statements include the financial accounts of HEICO Corporation and its direct subsidiaries, all of which are wholly owned except for HEICO Aerospace, which is 20% owned by Lufthansa Technik AG ("LHT"), the technical services subsidiary of Lufthansa German Airlines. HFSC consolidates seven subsidiaries which are 74%, 82%, 84%, 85.1%, 89%, 95%, and 96% owned, respectively, three subsidiaries that are each 90% owned and four subsidiaries that are each 80.1% owned. In addition, HEICO Aerospace consolidates a joint venture, which is 84% owned. HEICO Electronic consolidates four subsidiaries that are each 80.1% owned, two subsidiaries that are each 75% owned, two subsidiaries that are each 92.5% owned, and seven subsidiaries which are 80.4%, 82.5%, 90%, 90.7%, 92.4%, 92.7%, and 95.9% owned, respectively. Certain subsidiaries of HEICO Electronic consolidate subsidiaries that are less than wholly owned. See Note 13, Redeemable Noncontrolling Interests. All intercompany balances and transactions are eliminated.

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

Concentrations of Credit Risk

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions. The Company performs ongoing credit evaluations of its customers but does not generally require collateral to support customer receivables.

Inventory

    Inventory is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out or the average cost basis. Losses, if any, are recognized fully in the period when they are identified. The Company periodically evaluates the carrying value of inventory, giving consideration to factors such as its physical condition, sales patterns and expected future demand in order to estimate the amount necessary to write down any slow moving, obsolete or damaged inventory. These estimates could vary significantly from actual amounts based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen or did not exist when the estimated write-downs were made. In

Index
accordance with industry practice, all inventories are classified as a current asset including portions with long production cycles, some of which may not be realized within one year.

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

Index
Business Combinations

    The Company allocates the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired and liabilities and any noncontrolling interests assumed based on their estimated fair values, with any excess recorded as goodwill. The operating results of acquired businesses are included in the Company’s results of operations beginning as of their effective acquisition dates. Acquisition costs were not material in fiscal 2025 and 2024. Acquisition costs totaled $25.4 million in fiscal 2023 of which $21.6 million was recorded as a component of selling, general and administrative ("SG&A") expenses and $3.8 million was recorded to interest expense in the Company's Consolidated Statement of Operations. See Note 2, Acquisitions, for additional information regarding the Company's fiscal 2023 acquisition costs.

    For contingent consideration arrangements, a liability is recognized at fair value as of the acquisition date with subsequent fair value adjustments recorded in operations. Additional information regarding the Company's contingent consideration arrangements may be found in Note 2, Acquisitions, and Note 8, Fair Value Measurements.

Goodwill and Other Intangible Assets

    The Company tests goodwill for impairment annually as of October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value. When testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the estimated fair value of a reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determine that an impairment is more-likely-than-not, the Company is then required to perform a quantitative impairment test, otherwise no further analysis is required. The Company may elect not to perform a qualitative assessment and, instead, proceed directly to a quantitative impairment test. When performing the quantitative impairment test, the Company compares the fair value of each of its reporting units to its carrying value to determine potential impairment and an impairment loss is recognized in the amount by which the carrying value of a reporting unit’s goodwill exceeds its fair value. The fair values of the Company's reporting units are determined by using a weighted average of a market approach and an income approach. Under the market approach, fair values are estimated using published market multiples for comparable companies. The Company calculates fair values under the income approach by taking estimated future cash flows that are based on internal projections and other assumptions deemed reasonable by management and discounting them using an estimated weighted average cost of capital.

The Company’s intangible assets not subject to amortization consist principally of its trade names. The Company’s intangible assets subject to amortization are amortized on the straight-line method (except for customer relationships, which are amortized on an accelerated method) over the following estimated useful lives:

Index

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

Index
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

	As of October 31,
	2025	2024
Fair value of plan assets	$10,842	$11,165
Projected benefit obligation	9,621	9,875
Funded status	$1,221	$1,290

Revenue Recognition

The Company recognizes revenue when it transfers control of a promised good or service to a customer in an amount that reflects the consideration it expects to receive in exchange for the good or service. The Company’s performance obligations are satisfied and control is transferred either at a point in time or over time. The majority of the Company’s revenue is recognized at a point in time when control is transferred, which is generally evidenced by the shipment or delivery of the product to the customer, a transfer of title, a transfer of the significant risks and rewards of ownership, and customer acceptance. For certain contracts under which the Company produces products with no alternative use and for which it has an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date and for certain other contracts under which the Company creates or enhances a customer-owned asset while performing repair and overhaul services, control is transferred to the customer over time. The Company recognizes revenue using an over time recognition model for these types of contracts.

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

A performance obligation is a promise within a contract to transfer a distinct good or service to the customer in exchange for payment and is the unit of account for recognizing revenue. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. The majority of the Company’s contracts have a single performance obligation to transfer goods or services. For contracts with more than one performance obligation, the Company allocates the transaction price to each performance obligation based on its estimated standalone selling price. When standalone selling prices are not available, the transaction price is allocated using an expected

Index
cost-plus margin approach as pricing for such contracts is typically negotiated on the basis of cost.

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

The Company utilizes the cost-to-cost method as a measure of progress for performance obligations that are satisfied over time as it believes this input method best represents the transfer of control to the customer. Under this method, revenue for the current period is recorded at an amount equal to the ratio of costs incurred to date divided by total estimated contract costs multiplied by (i) the transaction price, less (ii) cumulative revenue recognized in prior periods. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation.

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

For certain contracts with similar characteristics and for which revenue is recognized using an over time model, the Company uses a portfolio approach to estimate the amount of revenue to recognize. For each portfolio of contracts, the respective work in process and/or finished goods inventory balances are identified and the portfolio-specific margin is applied to estimate the pro rata portion of the transaction price to recognize in relation to the costs incurred. This approach is utilized only when the resulting revenue recognition is not expected to be materially different than if the accounting was applied to the individual contracts.

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

Index
consideration by applying the most likely amount method when there are a limited number of outcomes related to the resolution of the variable consideration. See Note 6, Revenue, for additional information regarding the Company’s revenue recognition policy.

Changes in estimates that result in adjustments to net sales and cost of sales are recognized as necessary in the period they become known on a cumulative catch-up basis. Changes in estimates did not have a material effect on net income from consolidated operations in fiscal 2025, 2024 and 2023.

Stock-Based Compensation

    The Company records compensation expense for stock options in its Consolidated Statements of Operations based on the grant-date fair value of the awards. The fair value of each stock option on the grant date is estimated using the Black-Scholes option-pricing model and certain valuation assumptions. Expected stock price volatility is derived from the Company’s historical stock prices over the expected life of the option and other relevant factors. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar term. The dividend yield reflects the Company’s expected dividend yield on the grant date. The expected option life represents the period of time the options are expected to remain outstanding, considering both the contractual term of the grant and employees’ historical exercise behavior. The Company’s historical forfeiture rate is nominal and therefore excluded from the grant-date fair value estimation. As such, the impact of forfeitures is recognized as they occur.

During fiscal 2025, the Company granted stock options that included a performance condition. Each tranche of these graded-vesting awards is treated as a separate award for valuation purposes, with fair value determined at the grant date using the Black-Scholes model and tranche-specific assumptions. Compensation expense for these awards is recognized using an accelerated attribution method over the requisite service period, based on the assessed probability of achieving the performance condition. If achievement of the performance condition is not considered probable, no expense is recognized until such time that achievement becomes probable. See Note 11, Share-Based Compensation, for additional information.

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

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which expands reportable segment disclosure requirements by requiring disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. The ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and allocating resources. Additionally, ASU 2023-07 requires all segment profit or loss and asset disclosures to be provided on both an annual and interim basis. The Company adopted ASU 2023-07 in the fourth quarter of fiscal 2025. The adoption of ASU 2023-07 did not affect the Company’s consolidated financial position, results of operations, or cash flows. See Note 15, Operating Segments, for the Company's enhanced segment disclosures.

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

Index
2.    ACQUISITIONS

Wencor Acquisition

On August 4, 2023, the Company acquired Wencor Group ("Wencor") from affiliates of Warburg Pincus LLC and Wencor’s management (the “Wencor Acquisition”). The Wencor Acquisition was completed pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, its newly formed wholly owned subsidiary Magnolia MergeCo Inc. (“Merger Sub”), Jazz Parent, Inc., the owner of Wencor (“Target”), and Jazz Topco GP LLC, solely in its capacity as representative for purposes of certain provisions of the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub merged with and into the Target, and the Target continued as the surviving entity and a wholly owned subsidiary of the Company. Subsequent to the acquisition date, the Company integrated Wencor into the FSG. Wencor is a large commercial and military aircraft aftermarket company offering factory-new FAA-approved aircraft replacement parts, value-added distribution of high-use commercial and military aftermarket parts, and aircraft and engine accessory component repair and overhaul services. Wencor expands the Company’s aftermarket product offerings, enabling the combined company to offer even greater savings and capabilities to its customers, while expanding its new products and services development capacity. The aggregate purchase price consisted of $1.9 billion in cash, subject to certain working capital, debt and other customary adjustments, and 1,137,628 shares of HEICO Class A Common Stock. The cash consideration was paid using proceeds from the Company's revolving credit facility and from the sale of senior unsecured notes. See Note 5, Long-Term Debt, for additional information. The total consideration included an accrual of $17.0 million as of the acquisition date representing the estimated fair value of contingent consideration the Company may have been obligated to pay in accordance with an agreement it assumed related to an acquisition Wencor consummated in fiscal 2023 prior to the Wencor Acquisition.

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

Index
HEICO for the fiscal year ended October 31, 2023 was not materially impacted by the acquisition of Exxelia.

Had the acquisition of Exxelia occurred as of November 1, 2021, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for fiscal 2023 would not have been materially different than the reported amounts.

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

In December 2024, the Company, through a subsidiary of HFSC, entered into an exclusive license agreement and acquired certain assets to support the Boeing 777 AIMS (Airplane Information Management System) and Boeing 737NG/P-8/E-7 VIA (Versatile Integrated Avionics) product lines from Honeywell International. Honeywell's AIMS for the Boeing 777 and VIA for the Boeing 737NG/P-8/E-7 are integrated avionics systems providing cockpit displays, maintenance diagnostics, and flight management functions. The transaction provides the HFSC subsidiary with the exclusive capability to produce, sell, and repair Boeing 777 AIMS and Boeing 737NG/P-8/E-7 VIA hardware systems. The purchase price of this

Index
acquisition was paid in cash using proceeds from the Company's revolving credit facility and cash provided by operating activities.

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

In October 2024, the Company, through a subsidiary of HEICO Electronic, acquired 87.9% of the stock of Mid Continent Controls, Inc. (“MC2”). The remaining 12.1% interest continues to be owned by certain members of MC2's management team. See Note 13, Redeemable Noncontrolling Interests, for additional information. MC2 designs and manufactures proprietary in-cabin power and entertainment components and subsystems for business jets. The purchase price of this acquisition was paid in cash using cash provided by operating activities.

In September 2024, the Company, through a subsidiary of HEICO Electronic, acquired 92.5% of the stock of Marway Power Solutions, Inc. (“Marway”). The remaining 7.5% interest continues to be owned by certain members of Marway's management team. See Note 13, Redeemable Noncontrolling Interests, for additional information. Marway designs and manufactures power distribution solutions for mission-critical systems deployed in defense, aerospace, communications, test & measurement, and industrial applications on land, air, and sea. The purchase price of this acquisition was paid in cash using cash provided by operating activities.

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

Index
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

Unless otherwise noted, the purchase price of each of the aforementioned acquisitions was paid in cash, principally using proceeds from the Company's revolving credit facility, and is not material or significant to the Company's consolidated financial statements.

The following table summarizes the aggregate total consideration for the Company's other acquisitions based on the year of acquisition (in thousands):

	Year ended October 31,
	2025	2024	2023
Cash paid	$638,670	$221,233	$20,000
Less: cash acquired	(8,876)	(2,061)	—
Cash paid, net	629,794	219,172	20,000
Issuance of common stock for an acquisition	10,123	—	—
Contingent consideration	11,509	—	—
Additional purchase consideration	(1,545)	4,959	—
Total consideration	$649,881	$224,131	$20,000

Index
The following table summarizes the allocation of the aggregate total consideration for the Company's other acquisitions to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed (in thousands, and based on the year of acquisition):

	Year ended October 31,
	2025	2024	2023
Assets acquired:
Goodwill	$265,167	$99,303	$8,246
Customer relationships	149,387	54,580	8,740
Property, plant and equipment	91,157	4,872	58
Intellectual property	91,125	39,690	2,870
Inventories	75,224	23,820	86
Trade names	30,646	10,900	—
Accounts receivable	20,299	7,058	—
Other assets	11,189	2,123	—
Total assets acquired, excluding cash	734,194	242,346	20,000

Liabilities assumed:
Deferred income taxes	39,348	2,730	—
Accrued expenses	11,375	5,115	—
Accounts payable	1,944	1,147	—
Other liabilities	3,696	485	—
Total liabilities assumed	56,363	9,477	—

Noncontrolling interests in consolidated subsidiaries	27,950	8,738	—

Net assets acquired, excluding cash	$649,881	$224,131	$20,000

The following table summarizes the weighted average amortization period of the definite-lived intangible assets acquired in connection with the Company's fiscal 2025, 2024 and other 2023 acquisitions (in years):

	Year ended October 31,
	2025	2024	2023
Customer relationships	11	11	8
Intellectual property	12	11	8

The allocation of the total consideration for the fiscal 2025 acquisitions to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocations to be material to the Company's consolidated financial statements. The allocation of the total consideration for the fiscal 2024

Index
acquisitions to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is final and inclusive of any measurement period adjustments made during the respective subsequent fiscal year, which were immaterial. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of the businesses acquired and the value of their assembled workforces that do not qualify for separate recognition, which, in the case of Millennium, SVM, MC2 and Marway benefit both the Company and the noncontrolling interest holders. The fair value of the noncontrolling interests in these entities was determined based on the consideration paid by the Company for its controlling ownership interest adjusted for a lack of control that a market participant would consider when estimating the fair value of the noncontrolling interest.

The operating results of the fiscal 2025, 2024, and other fiscal 2023 acquisitions were included in the Company’s results of operations as of each effective acquisition date. The amount of net sales and earnings of the fiscal 2025, 2024, and other fiscal 2023 acquisitions included in the Consolidated Statement of Operations for the respective acquisition fiscal year is not material. Had the fiscal 2025 acquisitions occurred as of November 1, 2023, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO on a pro forma basis for fiscal 2025 and 2024 would not have been materially different than the reported amounts. Had the fiscal 2024 acquisitions occurred as of November 1, 2022, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO on a pro forma basis for fiscal 2024 and 2023 would not have been materially different than the reported amounts. Had the other fiscal 2023 acquisition occurred as of November 1, 2021, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO on a pro forma basis for fiscal 2023 would not have been materially different than the reported amounts.

3.    SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	As of October 31,
(in thousands)	2025	2024
Accounts receivable	$647,864	$550,281
Less: Allowance for doubtful accounts	(10,249)	(11,794)
Accounts receivable, net	$637,615	$538,487

Index
Inventories

	As of October 31,
(in thousands)	2025	2024
Finished products	$715,286	$684,578
Work in process	119,611	99,107
Materials, parts, assemblies and supplies	460,439	387,264
Inventories, net of valuation reserves	$1,295,336	$1,170,949

Property, Plant and Equipment

	As of October 31,
(in thousands)	2025	2024
Land	$85,134	$19,974
Buildings and improvements	255,776	217,554
Machinery, equipment and tooling	476,735	422,500
Construction in progress	21,812	35,432
	839,457	695,460
Less: Accumulated depreciation and amortization	(407,747)	(356,426)
Property, plant and equipment, net	$431,710	$339,034

The amounts set forth above include tooling costs having a net book value of $7.6 million and $7.0 million as of October 31, 2025 and 2024, respectively. Amortization expense on capitalized tooling was $2.2 million, $2.3 million and $2.3 million in fiscal 2025, 2024 and 2023, respectively.

Depreciation and amortization expense, exclusive of tooling, on property, plant and equipment was $54.4 million, $49.1 million and $40.3 million in fiscal 2025, 2024 and 2023, respectively.

Accrued Expenses and Other Current Liabilities

	As of October 31,
(in thousands)	2025	2024
Accrued employee compensation and related payroll taxes	$240,546	$196,503
Leadership Compensation Plan short-term liabilities	103,520	5,770
Contract liabilities	79,529	83,903
Accrued customer rebates and credits	30,695	24,291
Current operating lease liabilities	25,736	23,422
Accrued interest	16,690	17,462
Other	80,908	76,430
Accrued expenses and other current liabilities	$577,624	$427,781

Index
The increase in accrued employee compensation and related payroll taxes principally reflects higher employer payroll tax obligations arising from withholding requirements on stock option exercises and a higher level of accrued performance-based compensation resulting from improved consolidated operating results. The increase in the HEICO Corporation Leadership Compensation Plan (the "LCP") short-term liabilities primarily reflects the reclassification from other long-term liabilities of amounts expected to be distributed to certain participants in fiscal 2026 as a result of participant-related events during fiscal 2025 and prior participant distribution elections. See “Other Long-Term Assets and Liabilities” below for additional information regarding the LCP. The total customer rebates and credits deducted within net sales for fiscal 2025, 2024, and 2023 were $15.9 million, $12.0 million, and $9.4 million, respectively.

Other Long-Term Assets and Liabilities

The Company provides eligible employees, officers and directors of the Company the opportunity to voluntarily defer base salary, bonus payments, commissions, long-term incentive awards and director fees, as applicable, on a pre-tax basis through the LCP, a nonqualified deferred compensation plan that conforms to Section 409A of the Internal Revenue Code. The Company matches 50% of the first 6% of base salary deferred by each participant. Director fees that would otherwise be payable in Company common stock may be deferred into the LCP, and, when distributable, are distributed in actual shares of Company common stock. The deferred compensation obligation associated with Company common stock is recorded as a component of shareholders’ equity at cost and subsequent changes in fair value are not reflected in operations or shareholders’ equity of the Company. Further, while the Company has no obligation to do so, the LCP also provides the Company the opportunity to make discretionary contributions. The Company’s matching contributions and any discretionary contributions are subject to vesting and forfeiture provisions set forth in the LCP. Company contributions to the LCP charged to income in fiscal 2025, 2024 and 2023 totaled $7.0 million, $11.1 million and $9.2 million, respectively. The aggregate liabilities of the LCP were $385.7 million and $315.0 million as of October 31, 2025 and 2024, respectively, and are classified within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets. The assets of the LCP, totaling $390.9 million and $317.2 million as of October 31, 2025 and 2024, respectively, are classified within other assets in the Company's Consolidated Balance Sheets and principally represent cash surrender values of life insurance policies that are held within an irrevocable trust that may be used to satisfy the obligations of the LCP. Additional information regarding the assets of the LCP may be found in Note 8, Fair Value Measurements.

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales is as follows (in thousands):

	Year ended October 31,
	2025	2024	2023
R&D expenses	$120,942	$111,265	$95,773

Index
Accumulated Other Comprehensive Income (Loss)

Changes in the components of accumulated other comprehensive income (loss) during fiscal 2025 and 2024 are as follows (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income (Loss)
Balances as of October 31, 2023	($39,165)	($1,015)	($40,180)
Unrealized gain	13,498	554	14,052
Amortization of unrealized loss	—	52	52
Balances as of October 31, 2024	(25,667)	(409)	(26,076)
Unrealized gain (loss)	31,854	(200)	31,654
Amortization of unrealized loss	—	3	3
Balances as of October 31, 2025	$6,187	($606)	$5,581

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill by operating segment during fiscal 2025 and 2024 are as follows (in thousands):

	Segment		Consolidated
	FSG	ETG	Totals
Balances as of October 31, 2023	$1,824,305	$1,450,022	$3,274,327
Goodwill acquired	57,978	41,259	99,237
Foreign currency translation adjustments	696	5,643	6,339
Adjustments to goodwill	(421)	813	392
Balances as of October 31, 2024	1,882,558	1,497,737	3,380,295
Goodwill acquired	111,764	153,403	265,167
Foreign currency translation adjustments	2,832	13,264	16,096
Adjustments to goodwill	24	42	66
Balances as of October 31, 2025	$1,997,178	$1,664,446	$3,661,624

    The goodwill acquired during fiscal 2025 and 2024 pertains to the acquisitions consummated in those respective years as described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed. Foreign currency translation adjustments are included in other comprehensive income in the Company's Consolidated Statements of Comprehensive Income. The adjustments to goodwill in fiscal 2025 and 2024 represent immaterial measurement period adjustments to the allocation of the purchase consideration of the respective prior year acquisitions. The Company estimates that approximately $113 million and $82 million of the goodwill acquired in fiscal 2025 and 2024, respectively, will be deductible for income tax purposes. Based on the annual test for goodwill

Index
impairment as of October 31, 2025, the Company determined there was no impairment of its goodwill.

    Identifiable intangible assets consist of the following (in thousands):

	As of October 31, 2025			As of October 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$1,131,443	($373,100)	$758,343	$1,013,847	($307,531)	$706,316
Intellectual property	540,836	(153,783)	387,053	471,516	(137,188)	334,328
Other	8,651	(8,127)	524	8,575	(7,708)	867
	1,680,930	(535,010)	1,145,920	1,493,938	(452,427)	1,041,511
Non-Amortizing Assets:
Trade names	325,520	—	325,520	293,263	—	293,263
	$2,006,450	($535,010)	$1,471,440	$1,787,201	($452,427)	$1,334,774

The increase in the gross carrying amount of customer relationships, intellectual property, and trade names as of October 31, 2025 compared to October 31, 2024 principally relates to such intangible assets recognized in connection with the fiscal 2025 acquisitions (see Note 2, Acquisitions, for additional information).

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

As further disclosed in Note 2, Acquisitions, the following table summarizes the weighted average amortization period of the definite-lived intangible assets acquired in total and by major asset class in connection with the Company's fiscal 2025, 2024 and 2023 acquisitions (in years):

	Year ended October 31,
	2025	2024	2023
Customer relationships	11	11	13
Intellectual property	12	11	14
Total	11	11	13

    Amortization expense related to intangible assets was $137.9 million, $122.3 million and $85.9 million in fiscal 2025, 2024 and 2023, respectively. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $141.8 million in fiscal 2026, $136.7 million in fiscal 2027, $130.1 million in fiscal 2028, $124.0 million in fiscal 2029, $116.8 million in fiscal 2030 and $496.5 million thereafter.

Index
5.    LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

	As of October 31,
	2025	2024
Borrowings under revolving credit facility	$960,000	$1,015,000
2028 senior unsecured notes	600,000	600,000
2033 senior unsecured notes	600,000	600,000
Finance leases and notes payable (1)	17,890	26,133
Less: Debt discount and debt issuance costs	(9,945)	(11,759)
	2,167,945	2,229,374
Less: Current maturities of long-term debt	(3,358)	(4,107)
	$2,164,587	$2,225,267

(1) See Note 9, Leases, for additional information regarding the Company's finance leases.

Revolving Credit Facility

The Company's borrowings under its revolving credit facility ("Credit Facility") mature in fiscal 2028. As of October 31, 2025 and 2024, the weighted average interest rate on borrowings under the Company's Credit Facility was 5.3% and 6.3%, respectively. The Credit Facility contains both financial and non-financial covenants. As of October 31, 2025, the Company was in compliance with all such covenants.

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

Index
at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest on the Notes to be redeemed to, but excluding, the date of redemption. The Company may be required to make an offer to purchase the Notes upon the occurrence of a “change of control triggering event” as described in the Indenture.

The Indenture includes certain customary covenants that, among other things, limit the Company’s and its restricted subsidiaries’ ability to grant liens to secure indebtedness or engage in sale and leaseback transactions and the Company’s ability to merge or consolidate with, or convey, transfer or lease all or substantially all of its assets to, a third party, as further described in the Indenture. Each of these limitations is subject to certain important qualifications and exceptions. The Indenture also includes certain customary events of default. The occurrence of an event of default will either automatically, in certain instances, or upon declaration by the Trustee or the holders of at least 25% in aggregate principal amount of the Notes at the time outstanding, in other instances, cause the acceleration of the amounts due under the Notes. As of October 31, 2025, the Company was in compliance with all such covenants.

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

The following table sets forth the carrying value and estimated fair value of the Company’s Notes, which are classified as Level 1 financial instruments in the fair value hierarchy (in thousands). The Company estimated the fair value of the Notes by taking the weighted average of market quotes for the exact security that was actively traded on October 31, 2025 and October 31, 2024.

	As of October 31, 2025		As of October 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Notes	$596,437	$617,904	$595,267	$609,376
2033 Notes	593,618	624,320	592,974	605,917
Total	$1,190,055	$1,242,224	$1,188,241	$1,215,293

Index
6.     REVENUE

Contract Balances

    Contract assets (unbilled receivables) represent revenue recognized on contracts using an over time recognition model in excess of amounts invoiced to the customer. Contract liabilities (deferred revenue) represent customer advances and billings in excess of revenue recognized and are included within accrued expenses and other current liabilities and other long-term liabilities in the Company’s Consolidated Balance Sheets.

The following table presents the Company’s contract assets and liabilities (in thousands):

	As of October 31,
	2025	2024
Contract assets, current	$119,257	$112,235

Contract liabilities, current	(79,529)	(83,903)
Contract liabilities, long-term	(84,714)	(61,843)
Total contract liabilities	(164,243)	(145,746)

Net contract liabilities	($44,986)	($33,511)

    The increase in the Company's total contract liabilities during fiscal 2025 principally reflects the receipt of advance deposits on certain customer contracts, mainly at the FSG.

The amount of revenue that the Company recognized during fiscal 2025 that was included in contract liabilities as of the beginning of fiscal 2025 was $74.9 million.

Remaining Performance Obligations

Backlog, which the Company believes to be the equivalent of its remaining performance obligations, represents contractually committed, or firm customer orders. As of October 31, 2025, the Company had $2,107.6 million of remaining performance obligations associated with firm contracts pertaining to many of the products offered by the FSG and ETG. The Company will recognize net sales as these obligations are satisfied. The Company expects to recognize $1,358.7 million of this amount during fiscal 2026 and $748.9 million thereafter, of which more than half is expected to occur in fiscal 2027.

Index
Disaggregation of Revenue

    The following table summarizes the Company’s net sales by product line for each operating segment (in thousands):

	Year Ended October 31,
	2025	2024	2023
Flight Support Group:
Aftermarket replacement parts (1)	$1,922,323	$1,658,431	$1,040,502
Repair and overhaul parts and services (2)	748,849	593,237	366,566
Specialty products (3)	446,105	387,686	363,117
Total net sales	3,117,277	2,639,354	1,770,185

Electronic Technologies Group:
Electronic component parts primarily for defense, space and aerospace equipment (4)	1,142,207	1,004,511	918,374
Electronic component parts for equipment in various other industries (5)	270,913	259,115	306,848
Total net sales	1,413,120	1,263,626	1,225,222

Intersegment sales	(45,353)	(45,311)	(27,302)

Total consolidated net sales	$4,485,044	$3,857,669	$2,968,105

(1)    Includes various jet engine and aircraft component replacement parts.
(2)    Includes primarily the sale of parts consumed in various repair and overhaul services on selected jet engine and aircraft components, avionics, instruments, composites and flight surfaces of commercial and military aircraft.
(3)    Includes primarily the sale of specialty components such as thermal insulation blankets, renewable/reusable insulation systems, advanced niche components, complex composite assemblies, expanded foil mesh, emergency descent devices, personnel and cargo parachute products, and missile hardware and components, as well as machining, brazing, fabricating and welding services.
(4)    Includes various component parts such as electro-optical infrared simulation and test equipment, electro-optical laser products, electro-optical, microwave and other power equipment, high-speed interface products, power conversion products, power distribution solutions, underwater locator beacons, emergency locator transmission beacons, traveling wave tube amplifiers, microwave power modules, a wide variety of memory products and radio frequency (RF) and microwave products, crashworthy and ballistically self-sealing auxiliary fuel systems, high performance communications and electronic intercept receivers and tuners, high performance active antenna systems and airborne antennas, technical surveillance countermeasures (TSCM) equipment, custom high power filters and filter assemblies, radiation assurance services and products, and high-reliability, complex, passive electronic components and rotary joint assemblies, proprietary in-cabin power and entertainment components and subsystems, and cockpit displays and other avionics components.

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

The following table summarizes the Company’s net sales by industry for each operating segment (in thousands):

	Year ended October 31,
	2025	2024	2023
Flight Support Group:
Aerospace	$2,369,255	$1,960,705	$1,257,650
Defense and Space	686,865	600,806	434,229
Other (1)	61,157	77,843	78,306
Total net sales	3,117,277	2,639,354	1,770,185

Electronic Technologies Group:
Defense and Space	716,550	650,647	603,414
Other (2)	421,011	394,932	438,189
Aerospace	275,559	218,047	183,619
Total net sales	1,413,120	1,263,626	1,225,222

Intersegment sales	(45,353)	(45,311)	(27,302)

Total consolidated net sales	$4,485,044	$3,857,669	$2,968,105

(1)    Principally industrial products.
(2)    Principally other electronics and medical products.

Index
7.    INCOME TAXES

    The components of income before income taxes and noncontrolling interests are as follows (in thousands):

	Year ended October 31,
	2025	2024	2023
Domestic	$814,178	$596,060	$479,990
Foreign	79,376	81,526	75,293
Income before taxes and noncontrolling interests	$893,554	$677,586	$555,283

    The components of the provision for income taxes on income before income taxes and noncontrolling interests are as follows (in thousands):

	Year ended October 31,
	2025	2024	2023
Current:
Federal	$148,908	$97,164	$96,492
State	23,114	19,195	18,225
Foreign	24,543	24,143	22,714
	196,565	140,502	137,431
Deferred:
Federal	(38,000)	(17,038)	(19,049)
State	(7,615)	(2,911)	(4,311)
Foreign	(2,950)	(2,053)	(3,171)
	(48,565)	(22,002)	(26,531)
Total income tax expense	$148,000	$118,500	$110,900

    A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year ended October 31,
	2025	2024	2023
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal income tax benefit	2.0%	2.5%	2.5%
Tax benefit related to stock option exercises	(3.0%)	(2.0%)	(1.1%)
Foreign-derived intangible income deduction	(2.5%)	(2.4%)	(1.9%)
Research and development tax credits	(1.8%)	(2.1%)	(1.9%)
Tax-exempt gains on corporate-owned life insurance policies	(1.2%)	(2.3%)	(.6%)
Nondeductible compensation	1.3%	2.2%	1.4%
Other, net	.8%	.6%	.6%
Effective tax rate	16.6%	17.5%	20.0%

Index
The Company's effective tax rate decreased to 16.6% in fiscal 2025, down from 17.5% in fiscal 2024. The decrease in the Company's effective tax rate principally reflects a larger tax benefit from stock option exercises recognized in the first quarter of fiscal 2025. The Company recognized a discrete tax benefit from stock option exercises in the first quarter of fiscal 2025 and 2024 of $27.2 million and $13.6 million, respectively.

The Company's effective tax rate decreased to 17.5% in fiscal 2024, down from 20.0% in fiscal 2023. The decrease in the Company's effective tax rate reflects a larger tax benefit from stock option exercises recognized in the first quarter of fiscal 2024. The Company recognized a discrete tax benefit from stock option exercises in the first quarter of fiscal 2024 and 2023 of $13.6 million and $6.2 million, respectively. Additionally, the decrease in the Company's effective tax rate reflects a larger favorable impact from tax-exempt unrealized gains in the cash surrender values of life insurance policies related to the LCP in fiscal 2024, net of the nondeductible portion of the related gains in the LCP accounts of certain executive officers, as well as increased foreign-derived intangible income, which is subject to a lower tax rate.

On July 4, 2025, the U.S. enacted H.R. 1, commonly referred to as the One Big Beautiful Bill Act (the “Act”), which introduced significant changes to U.S. tax law. Key provisions include the reinstatement of 100% bonus depreciation for qualified property placed in service after January 19, 2025, immediate expensing of domestic R&D expenditures (effective in fiscal 2026 for HEICO), and changes to the methodology for Foreign-Derived Intangible Income (“FDII”) and Global Intangible Low-Tax Income ("GILTI") (effective in fiscal 2027 for HEICO). The Act did not have a significant impact on the Company’s fiscal 2025 consolidated financial statements and the Company will continue to evaluate its potential impact on its future consolidated financial statements.

As a result of the Tax Cuts and Jobs Act, the Company began capitalizing R&D costs beginning in fiscal 2023 and amortizing them over five years for income tax purposes. In accordance with one of the provisions of the Act, the Company expects to immediately expense domestic R&D costs for income tax purposes beginning in fiscal 2026 and will elect to deduct the remaining unamortized domestic R&D costs that were capitalized over a two-year period ending in fiscal 2027.

    The Company files income tax returns in the U.S. federal jurisdiction and in multiple state jurisdictions. The Company is also subject to income taxes in certain jurisdictions outside the U.S., none of which are individually material to the accompanying consolidated financial statements. Generally, the Company is no longer subject to U.S. federal, state or foreign examinations by tax authorities for years prior to fiscal 2021. One of the Company's foreign subsidiaries files income tax returns in The Netherlands and Thailand where the statute of limitations is open for its fiscal 2015 returns.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company believes that it is more likely than not that it will

Index
generate sufficient future taxable income to utilize all of its deferred tax assets and has therefore not recorded a valuation allowance on any such asset.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of October 31,
	2025	2024
Deferred tax assets:
Inventories	$107,395	$92,498
Deferred compensation plan liability	67,433	57,016
Capitalized research and development costs	65,424	48,820
Operating lease liabilities	28,384	28,270
Contract liabilities (deferred revenue)	15,724	6,146
Share-based compensation	14,797	11,387
Performance-based compensation accrual	10,060	8,183
Other	18,030	21,657
Total deferred tax assets	327,247	273,977

Deferred tax liabilities:
Goodwill and other intangible assets	(358,691)	(330,624)
Property, plant and equipment	(45,834)	(27,701)
Operating lease right-of-use assets	(27,022)	(26,766)
Other	(2,886)	(3,042)
Total deferred tax liabilities	(434,433)	(388,133)
Net deferred tax liability	($107,186)	($114,156)

As of October 31, 2025 and 2024, the Company’s liability for gross unrecognized tax benefits related to uncertain tax positions was $8.9 million and $6.5 million, respectively, of which $7.0 million and $5.1 million, respectively, would decrease the Company’s income tax expense and effective income tax rate if the tax benefits were recognized. A reconciliation of the activity related to the liability for gross unrecognized tax benefits during fiscal 2025 and 2024 is as follows (in thousands):

	Year ended October 31,
	2025	2024
Balance as of beginning of year	$6,451	$4,363
Increases related to current year tax positions	3,182	2,521
Increases related to prior year tax positions	—	88
Decreases related to prior year tax positions	(120)	—
Lapses of statutes of limitations	(628)	(521)
Balance as of end of year	$8,885	$6,451

Index
8.    FAIR VALUE MEASUREMENTS

    The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of October 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$378,930	$—	$378,930
Money market fund	11,940	—	—	11,940
Total assets	$11,940	$378,930	$—	$390,870

Liabilities:
Contingent consideration	$—	$—	$46,198	$46,198

	As of October 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$313,794	$—	$313,794
Money market fund	3,365	—	—	3,365
Total assets	$3,365	$313,794	$—	$317,159

Liabilities:
Contingent consideration	$—	$—	$30,207	$30,207

    The Company maintains the LCP, which is a non-qualified deferred compensation plan. The assets of the LCP principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company, and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent an investment in a money market fund that is classified within Level 1. The assets of the LCP are held within an irrevocable trust and classified within other assets in the Company’s Consolidated Balance Sheets.

Index
As part of the agreement to acquire 90% of the membership interests of a subsidiary by the FSG in fiscal 2025, the Company may be obligated to pay contingent consideration of up to $21.1 million in fiscal 2028 based on the earnings of the acquired entity during the three-year period following the acquisition provided the entity meets a certain earnings objective over the same three-year period. As of October 31, 2025, the estimated fair value of the contingent consideration was $12.6 million.

As part of the agreement to acquire 96% of the stock of a subsidiary by the FSG in fiscal 2022, the Company may be obligated to pay contingent consideration of up to $27.4 million in fiscal 2027 based on the earnings of the acquired entity during fiscal years 2025 and 2026. As of October 31, 2025, the estimated fair value of the contingent consideration was $22.1 million.

As part of the agreement to acquire 74% of the membership interests of a subsidiary by the FSG in fiscal 2022, the Company may be obligated to pay contingent consideration of $14.1 million in fiscal 2027 should the acquired entity meet a certain earnings objective during the five-year period following the acquisition. Based on actual results through fiscal 2025 and an improving net sales forecast for the subsidiary's products over the remainder of the earnout period, the estimated fair value of the contingent consideration increased from $0.0 million as of October 31, 2024 to $11.4 million as of October 31, 2025.
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

Index
The following unobservable inputs were used to derive the estimated fair value of the Company's Level 3 contingent consideration liabilities as of October 31, 2025:

Acquisition	Fair Value	Unobservable		Weighted
Date	(in thousands)	Input	Range	Average (1)
1-31-2025	$12,647	Compound annual revenue growth rate	4% - 18%	11%
		Discount rate	6.7% - 6.7%	6.7%

7-18-2022	22,122	Compound annual revenue growth rate	5% - 9%	7%
		Discount rate	6.9% - 6.9%	6.9%

3-17-2022	11,429	Compound annual revenue growth rate	0% - 10%	7%
		Discount rate	7.2% - 7.2%	7.2%

(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

    Changes in the Company’s contingent consideration liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) during fiscal 2025 and 2024 are as follows (in thousands):

Liabilities
Balance as of October 31, 2023	$71,136
Payment of contingent consideration	(31,000)
Decrease in accrued contingent consideration, net	(9,884)
Foreign currency transaction adjustments	(45)
Balance as of October 31, 2024	30,207
Increase in accrued contingent consideration	12,920
Contingent consideration related to an acquisition	11,509
Payment of contingent consideration	(8,144)
Foreign currency transaction adjustments	(294)
Balance as of October 31, 2025	$46,198

As of October 31, 2025, the Company's contingent consideration balance is included within other long-term liabilities in its Consolidated Balance Sheet. The Company records changes in accrued contingent consideration and foreign currency transaction adjustments within SG&A expenses in its Consolidated Statements of Operations.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of October 31, 2025 due to the relatively short maturity of the respective instruments. The

Index
carrying amount of borrowings under the Company's credit facility approximates fair value due to its variable interest rate. See Note 5, Long-Term Debt, for the estimated fair value of the Company's senior unsecured notes.

During fiscal 2024, two non-amortizing trade names within the ETG were measured at fair value on a nonrecurring basis, resulting in the recognition of impairment losses aggregating $7.5 million (see Note 4, Goodwill and Other Intangible Assets, for additional information). The aggregate fair value of these nonfinancial assets, which are classified within Level 3, and the related impairment loss recognized in fiscal 2024 are as follows (in thousands):

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

Index
9.     LEASES

    HEICO’s lease ROU assets represent its right to use an underlying asset during the lease term and its lease liabilities represent the Company’s obligation to make lease payments arising from the lease. HEICO’s operating lease ROU assets are included within other assets and its operating lease liabilities are included within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets. HEICO's finance lease ROU assets are included within property, plant and equipment, net and its finance lease liabilities are included within long-term debt, net of current maturities and current maturities of long-term debt within the Company's Consolidated Balance Sheets. The following table presents the Company’s lease ROU assets and lease liabilities (in thousands):

	Operating Leases As of October 31,		Finance Leases As of October 31,

	2025	2024	2025	2024
Right-of-use assets	$134,981	$131,836	$16,024	$24,024

Current lease liabilities	$25,736	$23,422	$3,297	$4,060
Long-term lease liabilities	114,985	113,458	14,486	21,800
Total lease liabilities	$140,721	$136,880	$17,783	$25,860

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

Index
The following table presents the components of lease expense for fiscal 2025 and 2024 (in thousands):

	Year ended October 31,
	2025	2024
Operating Leases:
Operating lease expense	$35,326	$32,655
Variable lease expense	6,466	5,574
Total operating lease expense (1)	$41,792	$38,229

Finance Leases:
Amortization of finance lease ROU assets	$3,897	$4,804
Interest on finance lease liabilities	1,333	1,660
Variable lease expense	928	839
Total finance lease expense	$6,158	$7,303

(1)    Excludes short-term lease expense, which is not material.

The following table presents a maturity analysis of the Company's lease liabilities as of October 31, 2025 for the next five fiscal years and thereafter (in thousands):

	Operating Leases	Finance Leases
Year ending October 31,
2026	$33,835	$4,276
2027	31,681	4,156
2028	24,882	3,713
2029	19,111	3,110
2030	17,559	2,185
Thereafter	49,291	3,486
Total minimum lease payments	176,359	20,926
Less: imputed interest	(35,638)	(3,143)
Present value of minimum lease payments	$140,721	$17,783

The Company does not have any material leases that have been signed but have yet to commence as of October 31, 2025.

The following table presents the weighted average remaining lease term and discount rate of the Company’s leases:

	Operating Leases As of October 31,		Finance Leases As of October 31,

	2025	2024	2025	2024
Weighted average remaining lease term (years)	6.7	7.2	5.6	6.7
Weighted average discount rate	6.9%	6.7%	6.1%	6.2%

Index
The following table presents supplemental disclosures of cash flow information associated with the Company's leases for fiscal 2025 and 2024 (in thousands):

	Operating Leases As of October 31,		Finance Leases As of October 31,

	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$34,503	$31,045	$1,333	$1,660
Financing cash flows	—	—	3,929	3,948
Right-of-use assets obtained in exchange for new lease liabilities, net of terminations (1)	25,574	33,232	(4,311)	1,037

(1)    Finance lease activity for fiscal 2025 reflects a net reduction, driven solely by the non-cash reclassification of a finance lease to an operating lease upon modification.

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

Share Repurchases

    In 1990, the Company's Board of Directors authorized a share repurchase program, which allows the Company to repurchase shares of Company common stock in the open market or in privately negotiated transactions at the Company's discretion, subject to certain restrictions included in the Company's revolving credit agreement. As of October 31, 2025, the maximum number of shares that may yet be purchased under this program was 4,886,353 of either or both of the Company's Class A Common Stock and the Company's Common Stock. The repurchase program does not have a fixed termination date. During fiscal 2025, 2024 and 2023, the Company did not repurchase any shares of Company common stock under this program.

During fiscal 2025, the Company redeemed an aggregate 53,294 shares and 23,198 shares of Common Stock and Class A Common Stock, respectively, at a total cost of $16.9 million and $5.5 million, respectively. During fiscal 2024, the Company redeemed an aggregate 68,494 shares and 62,215 shares of Common Stock and Class A Common Stock, respectively, at a total

Index
cost of $18.2 million and $11.8 million, respectively. During fiscal 2023, the Company redeemed an aggregate 61,658 shares and 33,992 shares of Common Stock and Class A Common Stock, respectively, at a total cost of $10.4 million and $4.4 million, respectively. The shares redeemed represent shares tendered as payments to satisfy employee withholding taxes due upon exercises of stock option awards. The shares redeemed in fiscal 2025, 2024 and 2023 did not impact the number of shares authorized for future purchase under the Company’s share repurchase program and are reflected as redemptions of common stock related to stock option exercises in the Company's Consolidated Statements of Shareholders' Equity and Consolidated Statements of Cash Flows.

Issuance of Common Stock for Acquisitions

In January 2025, the Company acquired 90% of the membership interests of Millennium. The purchase price of this acquisition was principally paid in cash using proceeds from the Company's revolving credit facility and cash provided by operating activities, as well as through the issuance of 53,186 shares of HEICO Class A Common Stock. The HEICO Class A Common Stock issued in connection with the acquisition of Millennium was not registered under the Securities Act of 1933, in accordance with Section 4(a)(2) and Rule 506(b) of Regulation D thereunder, as a transaction by an issuer not involving any public offering. See Note 2, Acquisitions, for additional information.

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

11.    SHARE-BASED COMPENSATION

    The Company currently has one stock option plan, the HEICO Corporation 2018 Incentive Compensation Plan ("2018 Plan"), which enables the Company to grant various forms of share-based compensation awards including stock options, restricted stock, restricted stock awards and stock appreciation rights. The 2018 Plan became effective in fiscal 2018 and replaced the Company's 2012 Incentive Compensation Plan (“2012 Plan”). Options outstanding under the Company's 2012 Plan and Non-Qualified Stock Option Plan may be exercised pursuant to their terms. The total number of shares approved by the shareholders of the Company for the 2018 Plan is 5.0 million plus any options outstanding under the 2012 Plan as of the 2018 Plan's effective date that are subsequently forfeited or expire. A total of 5.2 million shares of the Company's common stock is reserved for issuance to employees, directors, officers and consultants as of October 31, 2025, including 3.6 million shares currently under option and 1.6 million shares available for future grants.

Index
Stock options granted pursuant to the 2018 Plan may be designated as Common Stock and/or Class A Common Stock in such proportions as shall be determined by the Board of Directors or the Stock Option Plan Committee at its sole discretion. The exercise price per share of a stock option granted under the 2018 Plan may not be less than the fair market value of the designated class of Company common stock as of the date of grant and stock option grants vest ratably over a period specified as of the date of grant (generally five years) and expire ten years after the date of grant, with compensation expense recognized over the requisite service period. Options issued under the 2018 Plan may be designated as incentive stock options or non-qualified stock options, but only employees are eligible to receive incentive stock options and no incentive stock options were outstanding as of October 31, 2025. The 2018 Plan will terminate no later than the tenth anniversary of its effective date.

All of the stock options granted in fiscal 2025 included a performance condition and will vest based on the Company's achievement of established operating performance goals. Compensation expense is recognized based upon probability assessments of grants that are expected to vest in future periods. This graded vesting performance condition requires compensation expense to be recognized using an accelerated attribution method, which results in more expense recognized in the earliest years of vesting.

    Information concerning share-based activity for each of the last three fiscal years ended October 31 is as follows (in thousands, except per share data):

		Shares Under Option
	Shares Available For Grant	Shares	Weighted Average Exercise Price
Outstanding as of October 31, 2022	3,324	3,629	$59.44
Granted	(969)	969	$144.72
Exercised	—	(537)	$29.23
Cancelled	7	(7)	$111.41
Outstanding as of October 31, 2023	2,362	4,054	$83.74
Granted	(65)	65	$158.68
Exercised	—	(672)	$27.16
Cancelled	12	(12)	$114.70
Outstanding as of October 31, 2024	2,309	3,435	$96.14
Granted	(733)	733	$218.94
Exercised	—	(512)	$47.80
Cancelled	72	(72)	$162.71
Outstanding as of October 31, 2025	1,648	3,584	$126.81

Index
Information concerning stock options outstanding (all of which are vested or expected to vest) and stock options exercisable by class of common stock as of October 31, 2025 is as follows (in thousands, except per share and contractual life data):

	Options Outstanding
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Common Stock	1,277	$127.54	5.1	$242,967
Class A Common Stock	2,307	$126.41	6.2	279,977
	3,584	$126.81	5.8	$522,944

	Options Exercisable
	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Common Stock	898	$95.63	3.9	$199,374
Class A Common Stock	1,233	$87.32	4.3	197,849
	2,131	$90.82	4.1	$397,223

    Information concerning stock options exercised is as follows (in thousands):

	Year ended October 31,
	2025	2024	2023
Cash proceeds from stock option exercises	$13,212	$7,951	$6,713
Tax benefit realized from stock option exercises	26,987	13,558	6,101
Intrinsic value of stock option exercises	106,116	121,532	63,710

    Net income from consolidated operations for the fiscal years ended October 31, 2025, 2024 and 2023 includes compensation expense of $34.4 million, $18.8 million and $15.5 million, respectively, and an income tax benefit of $5.2 million, $2.4 million and $2.0 million, respectively, related to the Company’s stock options. Substantially all of the stock option compensation expense was recorded as a component of SG&A expenses in the Company’s Consolidated Statements of Operations. As of October 31, 2025, there was $81.1 million of pre-tax unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 2.6 years. The total fair value of stock options that vested in fiscal 2025, 2024 and 2023 was $18.5 million, $20.1 million and $11.1 million, respectively. If there were a change in control of the Company, all of the unvested options outstanding as of October 31, 2025 would become immediately exercisable.

Index
The fair value of each stock option grant in fiscal 2025, 2024 and 2023 was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year ended October 31,
	2025		2024	2023
	Common Stock	Class A Common Stock	Class A Common Stock	Common Stock	Class A Common Stock
Expected stock price volatility	30.27%	31.66%	32.65%	31.48%	33.59%
Risk-free interest rate	4.22%	4.13%	4.20%	3.63%	3.64%
Dividend yield	.09%	.12%	.16%	.15%	.17%
Forfeiture rate	.00%	.00%	.00%	.00%	.00%
Expected option life (years)	9	6	6	8	6
Weighted average fair value	$124.86	$77.79	$63.15	$69.57	$50.90

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

Participants receive 100% vesting in Employee Contributions and on cash dividends received on Company common stock. Vesting in Employer Contributions is based on a participant’s number of Years of Service. Employer Contributions to the 401(k) Plan charged to income in fiscal 2025, 2024 and 2023 totaled $20.4 million, $17.6 million and $15.3 million, respectively, and were made through the issuance of new shares of Company common stock and the use of forfeited shares within the 401(k) Plan.

Index
Information concerning share-based activity pertaining to the 401(k) Plan for each of the last three fiscal years ended October 31 is as follows (in thousands):

	Common Stock	Class A Common Stock
Shares available for issuance as of October 31, 2022	145	145
Issuance of common stock to the 401(k) Plan	(48)	(48)
Shares available for issuance as of October 31, 2023	97	97
Issuance of common stock to the 401(k) Plan	(46)	(46)
Shares available for issuance as of October 31, 2024	51	51
Shares registered for issuance to the 401(k) Plan	500	500
Issuance of common stock to the 401(k) Plan	(40)	(40)
Shares available for issuance as of October 31, 2025	511	511

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

	As of October 31,
	2025	2024
Redeemable at fair value	$356,850	$306,143
Redeemable based on a multiple of future earnings	110,508	60,013
Redeemable noncontrolling interests	$467,358	$366,156

Index
    A summary of the Put Rights associated with the redeemable noncontrolling interests in certain of the Company’s subsidiaries as of October 31, 2025 is as follows:

Subsidiary Acquisition Year	Operating Segment	Company Ownership Interest	Earliest Put Right Year	Purchase Period (Years) (1)
2005	ETG	95.9%	2026 (2)	1 (4)
2006	FSG	85.1%	2026 (3)	3
2008	FSG	90.0%	2031	4
2009	ETG	82.5%	2026 (2)	1
2012	FSG	84.0%	2026 (2)	4
2012	FSG	80.1%	2027	4 (5)
2015	FSG	82.0%	2026 (2)	3 (6)
2015	FSG	80.1%	2026 (2)	4
2015	FSG	95.0%	2026 (3)	1
2015	ETG	80.1%	2026 (2)	2
2018	ETG	85.0%	2026 (2)	1
2019	ETG	92.7%	2026 (2)	4
2019	ETG	92.5%	2026 (3)	2
2019	FSG	80.1%	2026	4
2019	ETG	75.0%	2026 (2)	4 (7)
2020	ETG	80.1%	2026 (2)	4
2020	ETG	75.0%	2026 (2)	4 (7)
2020	ETG	90.0%	2026 (2)	4
2020	FSG	90.0%	2031	4
2021	FSG	80.1%	2026	4
2021	FSG	89.0%	2028	4
2021	ETG	80.1%	2026 (2)	3 (8)
2022	FSG	74.0%	2029	4
2022	FSG	96.0%	2029	4
2022	ETG	80.4%	2027	4
2023	ETG	90.0%	2026 (2)	1
2023	ETG	90.7%	2027	1
2024	ETG	92.5%	2029	4
2024	ETG	92.4%	2028	1 (9)
2025	ETG	70.0%	2029	1
2025	FSG	90.0%	2029	4

(1)    Represents the remaining purchase period if Put Right was previously exercised.
(2)    Currently puttable.
(3)    Put Right previously exercised.

Index
(4)    The Put Right for a 2.6% noncontrolling interest is to be purchased in a lump sum and the Put Right for the remaining 1.5% interest is to be purchased over a four-year period.
(5)    The Put Rights for a 10% noncontrolling interest and the remaining 9.9% interest may be exercised beginning in fiscal 2027 and 2029, respectively, with each purchase over a four-year period.
(6)    The Put Right for a 15% noncontrolling interest may be exercised in 5% increments annually and the first increment is currently puttable. The Put Right for the remaining 3% noncontrolling interest may be exercised in one-fifth increments beginning in fiscal 2028.
(7)     The exercise of a Put Right for either entity will automatically trigger a Put Right exercise for the other entity.
(8)    The Put Rights for an aggregate 13.5% noncontrolling interest is currently puttable with the purchase over a three-year period. The Put Right for the remaining 6.4% noncontrolling interest may be exercised beginning in fiscal 2028 with the purchase over a four-year period.
(9) The Put Right for a 4.5% noncontrolling interest is to be purchased in a lump sum and the Put Right for the remaining 3.1% interest is to be purchased over a two-year period.

The estimated aggregate Redemption Amount of the Put Rights that are currently puttable, previously put, or becoming puttable during fiscal 2026 is approximately $191.4 million, of which approximately $94.6 million would be payable in fiscal 2026 should all of the eligible associated noncontrolling interest holders elect to exercise their Put Rights during fiscal 2026. Additionally, the Company has call rights to purchase the equity interests of the noncontrolling holders over the same purchase period as the Put Rights.

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

Index
During the second quarter of fiscal 2024, the holders of a 15% noncontrolling equity interest in a subsidiary of the ETG that was acquired in fiscal 2019 exercised their option to cause the Company to purchase their noncontrolling interest over a four-year period ending in fiscal 2027. Accordingly, the Company acquired an additional one-fourth of such interest in February 2025, which increased the Company's ownership interest in the subsidiary to 92.5%.

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

During the fourth quarter of fiscal 2022, the holder of a 19.9% noncontrolling equity interest in a subsidiary of HFSC that was acquired in fiscal 2015 exercised their option to cause the Company to purchase their noncontrolling interest over a four-year period ending in fiscal 2026. Accordingly, the Company acquired an additional one-fourth of such interest in December 2024, which increased the Company's ownership interest in the subsidiary to 95.0%.

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

The $5.8 million, $26.6 million and $2.7 million aggregate Redemption Amounts for the redeemable noncontrolling interests acquired in fiscal 2025, 2024 and 2023, respectively, were paid using cash provided by operating activities.

Index
14.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

    The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Year ended October 31,
	2025	2024	2023
Numerator:
Net income attributable to HEICO	$690,385	$514,109	$403,596

Denominator:
Weighted average common shares outstanding - basic	139,048	138,455	137,185
Effect of dilutive stock options	1,723	1,743	1,720
Weighted average common shares outstanding - diluted	140,771	140,198	138,905

Net income per share attributable to HEICO shareholders:
Basic	$4.97	$3.71	$2.94
Diluted	$4.90	$3.67	$2.91

Anti-dilutive stock options excluded	545	707	1,281

Index
15.    OPERATING SEGMENTS

    The Company has two operating segments, the FSG and the ETG. The Company's operating segment reporting structure is consistent with how management reviews the business, makes investing and resource decisions and assesses operating performance. Additionally, characteristics such as similarity of products, customers, economic characteristics and various other factors are considered when identifying the Company's operating segments.

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

    The ETG collectively designs, manufactures and sells various types of electronic, data and microwave, and electro-optical products, including infrared simulation and test equipment, laser rangefinder receivers, electrical power supplies, back-up power supplies, power conversion products, underwater locator beacons, emergency locator transmission beacons, flight deck annunciators, panels, indicators, electromagnetic and radio frequency interference shielding and filters, high power capacitor charging power supplies, amplifiers, traveling wave tube amplifiers, photodetectors, amplifier modules, microwave power modules, flash lamp drivers, laser diode drivers, arc lamp power supplies, custom power supply designs, cable assemblies, high voltage power supplies, high voltage interconnection devices and wire, high voltage energy generators, high frequency power delivery systems; memory products, including three-dimensional microelectronic and stacked memory, static random-access memory (SRAM) and electronically erasable programmable read-only memory (EEPROM); harsh environment electronic connectors and other interconnect products, RF and microwave amplifiers, transmitters, and receivers and integrated assemblies, sub-assemblies and components; RF sources, detectors and controllers, wireless cabin control systems, solid state power distribution and management systems, proprietary in-cabin power and entertainment components and subsystems, cockpit displays and other avionics components, crashworthy and ballistically self-sealing auxiliary fuel systems,

Index
nuclear radiation detectors, communications and electronic intercept receivers and tuners, fuel level sensing systems, high-speed interface products that link devices, high performance active antenna systems and airborne antennas for commercial and military aircraft, precision guided munitions, other defense applications and commercial uses; silicone material for a variety of demanding applications; precision power analog monolithic, hybrid and open frame components; high-reliability ("Hi-Rel") ceramic-to-metal feedthroughs and connectors, technical surveillance countermeasures (TSCM) equipment to detect devices used for espionage and information theft; rugged small-form factor embedded computing solutions; custom high power filters and filter assemblies; test sockets and adapters for both engineering and production use of semiconductor devices; radiation assurance services and products; and Hi-Rel, complex, passive electronic components and rotary joint assemblies for mostly aerospace and defense applications.
    The Company’s operating segments offer distinctive products and services that are marketed through different channels. They are managed separately because of their unique technology and service requirements.

Segment Profit or Loss

The financial results of the Company’s operating segments are reported on the same basis used internally by its Chief Operating Decision Maker (“CODM”). The Company’s Co-Chief Executive Officers serve together as the CODM. The primary measure used by the CODM and management to review and assess segment performance and to make resource allocation and business direction decisions is segment operating income. The CODM uses segment operating income to allocate resources, including personnel and financial resources, among the Company’s operating segments, primarily as part of the annual planning process. Segment operating income is also used to monitor segment performance compared to prior periods, budgeted expectations, and anticipated future results. The Company generally accounts for intersegment net sales as if the sales were to third parties at current market prices, and any such net sales and associated profit are eliminated in consolidation. The accounting policies of the Company’s operating segments are consistent with those described in Note 1, Summary of Significant Accounting Policies.

Index
Information on the Company’s two operating segments, the FSG and the ETG, for each of the last three fiscal years ended October 31 is as follows (in thousands):

	Segment		Corporate (1)	Intersegment (2)	Consolidated Totals
	FSG	ETG
Year ended October 31, 2025:
Net sales to external customers	$3,115,616	$1,369,428	$—	$—
Intersegment net sales	1,661	43,692	—	(45,353)
Net sales	3,117,277	1,413,120	—	(45,353)	4,485,044
Cost of sales	1,928,042	812,850	—	(42,312)
Other segment items (3)	438,840	275,318	—	—
Operating income	750,395	324,952	(53,308)	(3,041)	1,018,998
Capital expenditures	32,342	25,078	15,466	—	72,886
Depreciation (4)	26,901	25,536	1,978	—	54,415
Amortization (4)	83,799	56,293	1,569	—	141,661

Year ended October 31, 2024:
Net sales to external customers	$2,638,893	$1,218,776	$—	$—
Intersegment net sales	461	44,850	—	(45,311)
Net sales	2,639,354	1,263,626	—	(45,311)	3,857,669
Cost of sales	1,671,596	726,618	—	(42,271)
Other segment items (3)	374,684	248,815	—	—
Operating income	593,074	288,193	(53,772)	(3,040)	824,455
Capital expenditures	27,498	29,864	899	—	58,261
Depreciation (4)	25,153	22,731	1,244	—	49,128
Amortization (4)	73,640	50,994	1,569	—	126,203

Year ended October 31, 2023:
Net sales to external customers	$1,769,985	$1,198,120	$—	$—
Intersegment net sales	200	27,102	—	(27,302)
Net sales	1,770,185	1,225,222	—	(27,302)	2,968,105
Cost of sales	1,130,703	710,896	—	(26,982)
Other segment items (3)	252,185	229,273	—	—
Operating income	387,297	285,053	(46,691)	(320)	625,339
Capital expenditures	22,775	26,493	166	—	49,434
Depreciation (4)	18,699	20,478	1,101	—	40,278
Amortization (4)	36,957	51,296	1,512	—	89,765

(1) Corporate activity consists of unallocated corporate general and administrative expenses.
(2) Intersegment activity principally consists of net sales from the ETG to the FSG.
(3) Represents SG&A expenses.
(4) Depreciation and amortization expense disclosed by reportable segment are included within cost of sales and other segment items.

Index
Total assets by operating segment are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
As of October 31,	FSG	ETG
2025	$4,571,887	$3,437,221	$491,326	$8,500,434
2024	4,264,360	2,981,326	347,136	7,592,822

Major Customer and Geographic Information

    The Company markets its products and services in approximately 130 countries. The following table summarizes the Company’s net sales to customers located in the United States and to those in other countries for each of the last three fiscal years ended October 31 (in thousands). Net sales are attributed to countries based on the location of the customer. Net sales to any one customer or attributed to any one foreign country did not account for 10% or more of the Company's consolidated net sales during any of the last three fiscal years. The following table also summarizes the Company’s long-lived assets held within and outside of the United States as of October 31 for each of the last three fiscal years (in thousands). Long-lived assets consist of net property, plant and equipment and operating lease ROU assets.

	2025	2024	2023
Net sales:
United States of America	$2,776,103	$2,420,892	$1,963,451
Other countries	1,708,941	1,436,777	1,004,654
Total net sales	$4,485,044	$3,857,669	$2,968,105

Long-lived assets:
United States of America	$447,581	$357,303	$349,085
Other countries (1)	119,110	113,567	94,136
Total long-lived assets	$566,691	$470,870	$443,221

(1) France was the only foreign country where long-lived assets exceeded 10% of the Company's total long-lived assets for certain fiscal periods presented. Long-lived assets held in France totaled $54.2 million and $53.3 million as of October 31, 2024 and 2023, respectively.

16.    COMMITMENTS AND CONTINGENCIES

Guarantees

    As of October 31, 2025, the Company had outstanding standby letters of credit and guarantees with financial institutions aggregating $15.1 million. These guarantees and standby letters of credit pertain to performance guarantees issued in connection with customer contracts

Index
entered into by certain of the Company's subsidiaries, and a payment guarantee related to potential workers' compensation claims.

Product Warranty

    Changes in the Company’s product warranty liability in fiscal 2025 and 2024 are as follows (in thousands):

	Year ended October 31,
	2025	2024
Balance as of beginning of year	$4,036	$3,847
Accruals for warranties	3,532	2,711
Acquired warranty liabilities	1,233	244
Warranty claims settled	(3,033)	(2,766)
Balance as of end of year	$5,768	$4,036

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

17.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The following table presents supplemental disclosures of cash flow information and non-cash investing activities for fiscal 2025, 2024 and 2023 (in thousands):

	Year ended October 31,
	2025	2024	2023
Cash paid for income taxes	$213,665	$114,851	$138,667
Cash received from income tax refunds	(7,092)	(1,475)	(3,846)
Cash paid for interest	128,967	148,899	54,143
Contingent consideration	11,509	—	17,018
Additional purchase consideration	(1,545)	4,959	(121)
Issuance of common stock for an acquisition	(10,123)	—	(161,373)

See Note 9, Leases, for additional information regarding supplemental disclosures of cash flow information.

Index
18.    SUBSEQUENT EVENTS

In November 2025, the Company announced that its HEICO Electronic subsidiary has entered into an agreement to acquire 100% of the equity of Axillon Aerospace's Fuel Containment Business (“Axillon”) from affiliates of SK Capital Partners, LP for cash payable at closing. Axillon designs and manufactures advanced fuel containment solutions, primarily for military fixed- and rotary-wing aircraft. Closing is subject to governmental approval and standard closing conditions and is expected to occur in the first quarter of fiscal 2026. The purchase price of this acquisition is expected to be paid in cash, principally using proceeds from the Company's revolving credit facility and is not material or significant to the Company's consolidated financial statements.

In November 2025, the Company, through a subsidiary of HFSC, entered into an agreement to acquire 100% of the stock of EthosEnergy Accessories & Components, LLC and EthosEnergy Accessories & Components, Limited (collectively, “Ethos”). Ethos provides repair solutions for engine components and accessories for various aeroderivative, aerospace, and defense engine platforms. Closing is subject to governmental approval and standard closing conditions and is expected to occur in the first quarter of fiscal 2026. The purchase price of this acquisition is expected to be paid with a combination of cash using proceeds from the Company's revolving credit facility and shares of HEICO Class A Common Stock and is not material or significant to the Company's consolidated financial statements.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and its Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. Based upon that evaluation, the Company’s Co-Chief Executive Officers and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this annual report.

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

Index
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

Management, under the supervision of and with the participation of the Company’s Co-Chief Executive Officers and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on its assessment, management concluded that the Company’s internal control over financial reporting is effective as of October 31, 2025.

    As permitted by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition and management elected to exclude SVM Private Limited, Millennium International, LLC, Rosen Aviation, LLC, and Gables Engineering, Inc. (collectively, the "Excluded Acquisitions") from its assessment of internal control over financial reporting as of October 31, 2025. See Note 2, Acquisitions, of the Notes to Consolidated Financial Statements for additional information. The aggregate assets (excluding goodwill and intangible assets, net) and net sales of the Excluded Acquisitions constitute 2.3% and 1.6% of the Company's consolidated total assets and net sales as of and for the year ended October 31, 2025, respectively.

    Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company’s consolidated financial statements and financial statement schedule included in this Annual Report on Form 10-K for the year ended October 31, 2025. A copy of their report is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Deloitte & Touche LLP has issued their attestation report on management’s internal control over financial reporting, which is set forth below.

Changes in Internal Control Over Financial Reporting

    There have been no changes in the Company’s internal control over financial reporting during the fourth quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
    As described in Management's Annual Report on Internal Control Over Financial Reporting, the Company made several acquisitions during fiscal 2025 and is in the process of integrating each one into its overall internal control over financial reporting process.

Attestation Report of the Company's Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
HEICO Corporation
Hollywood, Florida

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of HEICO Corporation and subsidiaries (the "Company") as of October 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2025, of the Company and our report dated December 22, 2025, expressed an unqualified opinion on those financial statements and financial statement schedule.

As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at SVM Private Limited, Millennium International, LLC, Rosen Aviation, LLC, and Gables Engineering, Inc. (collectively, the "Excluded Acquisitions") which were acquired during the year ended October 31, 2025, and whose financial statements (excluding goodwill and intangible assets, net) constitute 2.3% of total assets and 1.6% of net sales of the Company's consolidated financial statement amounts as of and for the year ended October 31, 2025. Accordingly, our audit did not include the internal control over financial reporting of the Excluded Acquisitions.

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

Index
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

/s/ DELOITTE & TOUCHE LLP

Miami, Florida
December 22, 2025

Index
Item 9B.    OTHER INFORMATION

None of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement," as each item is defined in Item 408(a) of Regulation S-K, during the fourth quarter ended October 31, 2025.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    Information concerning the members of the Board of Directors of the Company, including the Finance/Audit Committee of the Board of Directors, the independence of its members and the "audit committee financial expert" as defined by the Securities and Exchange Commission ("SEC"), as well as information concerning other corporate governance matters and compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2025.

    Information concerning the Executive Officers of the Company is set forth in Item 1 of Part I hereof under the caption “Information About Our Executive Officers.”

    The Company has adopted a code of ethics that applies to its co-principal executive officers, principal financial officer, principal accounting officer or controller and persons performing similar functions. The code of ethics is located on the Company’s Internet website at
https://www.heico.com. Any amendments to or waivers from a provision of this code of ethics will be posted on the Company’s website.

Item 11.    EXECUTIVE COMPENSATION

    Information concerning executive compensation required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2025.

Index
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management and related stockholder matters required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2025.

Equity Compensation Plan Information
    The following table summarizes information about our equity compensation plans as of October 31, 2025 (in thousands, except per share data):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (2)
Equity compensation plans approved by security holders (1)	3,584	$126.81	1,648
Equity compensation plans not approved by security holders	—	—	—
Total	3,584	$126.81	1,648
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

Index
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    Information concerning certain relationships and related transactions and director independence required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2025.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Information concerning fees and services by the principal accountant required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2025.

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

10.2#	—	First Amendment to the HEICO Savings and Investment Plan, as Amended and Restated effective as of January 1, 2024.**

10.3#	—	Non-Qualified Stock Option Agreement for Directors, Officers and Employees is incorporated by reference to Exhibit 10.8 to the Form 10-K for the year ended October 31, 1985. *

10.4#	—	HEICO Corporation 2012 Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 29, 2012. *

10.5#	—	HEICO Corporation 2018 Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 20, 2018. *

10.6#	—	HEICO Corporation Directors’ Retirement Plan, as amended, dated as of May 31, 1991, is incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended October 31, 1992. *

10.7#	—
HEICO Corporation Leadership Compensation Plan, effective October 1, 2006, as Re-Amended and Restated effective January 1, 2017, is incorporated by reference to Exhibit 10.7 to the Form 10-K for the year ended October 31, 2016. *

10.8#	—	First Amendment to the HEICO Leadership Compensation Plan, as Re-Amended and Restated effective January 1, 2017 is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 24, 2021. *

10.9#	—
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

10.14	—
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

10.17#	—	Form of Non-Qualified Stock Option Agreement under the HEICO Corporation 2018 Incentive Compensation Plan. **

19	—	HEICO Corporation Insider Trading Policy is incorporated by reference to Exhibit 19 to the Form 10-K filed on December 19, 2024. *

21	—	Subsidiaries of HEICO Corporation. **

22	—	Subsidiary Guarantors and Issuers of Guaranteed Securities. **

23	—	Consent of Independent Registered Public Accounting Firm. **

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer. **

Index

Exhibit		Description

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer. **

31.3	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. **

32.1	—	Section 1350 Certification of Co-Chief Executive Officer. ***

32.2	—	Section 1350 Certification of Co-Chief Executive Officer. ***

32.3	—	Section 1350 Certification of Chief Financial Officer. ***

97	—	HEICO Corporation Clawback Policy is incorporated by reference to Exhibit 97 to the Form 10-K for the year ended October 31, 2023. *

101.INS	—	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document. **

101.SCH	—	Inline XBRL Taxonomy Extension Schema Document. **

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document. **

101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document. **

101.LAB	—	Inline XBRL Taxonomy Extension Labels Linkbase Document. **

101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document. **

104	—	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). **

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit.
*	Previously filed.
**	Filed herewith.
***	Furnished herewith.

Item 16. FORM 10-K SUMMARY

    None.

Index
HEICO CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Year ended October 31,
	2025	2024	2023
Allowance for doubtful accounts (in thousands):
Allowance as of beginning of year	$11,794	$12,621	$8,333
Deductions charged to costs and expenses	(267)	(184)	(50)
Additions charged to other accounts	133	51	7,729	(a)
Deductions (b)	(1,411)	(694)	(3,391)
Allowance as of end of year	$10,249	$11,794	$12,621

(a)Principally additions from acquisitions and foreign currency translation adjustments.
(b)Principally write-offs of uncollectible accounts receivables.

	Year ended October 31,
	2025	2024	2023
Inventory valuation reserves (in thousands):
Reserves as of beginning of year	$280,951	$258,931	$154,995
Additions charged to costs and expenses	41,576	34,432	11,499
Additions (deductions) charged to other accounts	1,911	(4,027)	95,596	(a)
Deductions (b)	(18,964)	(8,385)	(3,159)
Reserves as of end of year	$305,474	$280,951	$258,931

(a)Principally additions from acquisitions and foreign currency translation adjustments.
(b)Principally write-offs of slow-moving, obsolete or damaged inventory.

Index
SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEICO CORPORATION

Date:	December 22, 2025	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ BRADLEY K. ROWEN
Bradley K. Rowen Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position(s)	Date

/s/ ERIC A. MENDELSON	Co-Chairman of the Board, Co-Chief Executive Officer, and Director (Co-Principal Executive Officer)	December 22, 2025
Eric A. Mendelson

/s/ VICTOR H. MENDELSON	Co-Chairman of the Board, Co-Chief Executive Officer, and Director (Co-Principal Executive Officer)	December 22, 2025
Victor H. Mendelson

/s/ THOMAS M. CULLIGAN	Director	December 22, 2025
Thomas M. Culligan

/s/ CAROL F. FINE	Director	December 22, 2025
Carol F. Fine

/s/ ADOLFO HENRIQUES	Director	December 22, 2025
Adolfo Henriques

/s/ MARK H. HILDEBRANDT	Director	December 22, 2025
Mark H. Hildebrandt

/s/ JULIE NEITZEL	Director	December 22, 2025
Julie Neitzel

/s/ ALAN SCHRIESHEIM	Director	December 22, 2025
Alan Schriesheim