Form 10-Q
period 2026-01-31
HEICO CORP
filed 2026-02-27
CIK 46619

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of February 25, 2026 is as follows:

Common Stock, $.01 par value	55,148,527	shares
Class A Common Stock, $.01 par value	84,369,872	shares

Index
HEICO CORPORATION

Index
PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	January 31, 2026	October 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$260,971	$217,781
Accounts receivable, net	652,024	637,615
Contract assets	116,900	119,257
Inventories, net	1,338,421	1,295,336
Prepaid expenses and other current assets	111,298	86,377
Total current assets	2,479,614	2,356,366

Property, plant and equipment, net	448,992	431,710
Goodwill	3,905,669	3,661,624
Intangible assets, net	1,642,001	1,471,440
Other assets	567,420	579,294
Total assets	$9,043,696	$8,500,434

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,396	$3,358
Trade accounts payable	240,984	231,040
Accrued expenses and other current liabilities	534,458	577,624
Income taxes payable	31,762	19,982
Total current liabilities	810,600	832,004

Long-term debt, net of current maturities	2,504,285	2,164,587
Deferred income taxes	148,056	107,186
Other long-term liabilities	535,026	550,124
Total liabilities	3,997,967	3,653,901

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 3)	464,581	467,358

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 shares authorized; 55,143 and 55,143 shares issued and outstanding	551	551
Class A Common Stock, $.01 par value per share; 150,000 shares authorized; 84,269 and 84,198 shares issued and outstanding	843	842
Capital in excess of par value	659,868	650,667
Deferred compensation obligation	8,096	8,096
HEICO stock held by irrevocable trust	(8,096)	(8,096)
Accumulated other comprehensive income	18,206	5,581
Retained earnings	3,823,219	3,647,678
Total HEICO shareholders’ equity	4,502,687	4,305,319
Noncontrolling interests	78,461	73,856
Total shareholders’ equity	4,581,148	4,379,175
Total liabilities and equity	$9,043,696	$8,500,434
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Three months ended January 31,
	2026	2025

Net sales	$1,178,582	$1,030,222

Operating costs and expenses:
Cost of sales	723,618	624,560
Selling, general and administrative expenses	195,065	178,857

Total operating costs and expenses	918,683	803,417

Operating income	259,899	226,805

Interest expense	(29,486)	(32,458)
Other income	1,044	919

Income before income taxes and noncontrolling interests	231,457	195,266

Income tax expense	26,700	13,700

Net income from consolidated operations	204,757	181,566

Less: Net income attributable to noncontrolling interests	14,569	13,611

Net income attributable to HEICO	$190,188	$167,955

Net income per share attributable to HEICO shareholders:
Basic	$1.36	$1.21
Diluted	$1.35	$1.20

Weighted average number of common shares outstanding:
Basic	139,368	138,837
Diluted	141,029	140,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Three months ended January 31,
	2026	2025

Net income from consolidated operations	$204,757	$181,566
Other comprehensive income (loss):
Foreign currency translation adjustments	12,632	(28,814)
Unrealized loss on defined benefit pension plan, net of tax	(7)	—
Amortization of unrealized loss on defined benefit pension plan, net of tax	6	1
Total other comprehensive income (loss)	12,631	(28,813)
Comprehensive income from consolidated operations	217,388	152,753
Net income attributable to noncontrolling interests	14,569	13,611
Foreign currency translation adjustments attributable to noncontrolling interests	6	(1,303)
Comprehensive income attributable to noncontrolling interests	14,575	12,308
Comprehensive income attributable to HEICO	$202,813	$140,445
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Three Months Ended January 31, 2026 and 2025
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2025	$467,358	$551	$842	$650,667	$8,096	($8,096)	$5,581	$3,647,678	$73,856	$4,379,175
Comprehensive income	9,801	—	—	—	—	—	12,625	190,188	4,774	207,587
Cash dividends ($.12 per share)	—	—	—	—	—	—	—	(16,724)	—	(16,724)
Share-based compensation expense	—	—	—	11,296	—	—	—	—	—	11,296
Proceeds from stock option exercises	—	—	1	2,895	—	—	—	—	—	2,896
Redemptions of common stock related to stock option exercises	—	—	—	(4,531)	—	—	—	—	—	(4,531)
Distributions to noncontrolling interests	(7,012)	—	—	—	—	—	—	—	(169)	(169)
Acquisitions of noncontrolling interests	(4,072)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	(2,176)	—	—	—	—	—	—	2,176	—	2,176
Other	682	—	—	(459)	—	—	—	(99)	—	(558)
Balances as of January 31, 2026	$464,581	$551	$843	$659,868	$8,096	($8,096)	$18,206	$3,823,219	$78,461	$4,581,148

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2024	$366,156	$550	$838	$599,399	$7,272	($7,272)	($26,076)	$3,062,166	$60,529	$3,697,406
Comprehensive income	7,573	—	—	—	—	—	(27,510)	167,955	4,735	145,180
Cash dividends ($.11 per share)	—	—	—	—	—	—	—	(15,272)	—	(15,272)
Issuance of common stock for an acquisition	—	—	1	10,122	—	—	—	—	—	10,123
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	2,679	—	—	—	—	—	2,679
Share-based compensation expense	—	—	—	4,671	—	—	—	—	—	4,671
Proceeds from stock option exercises	—	—	—	1,597	—	—	—	—	—	1,597
Redemptions of common stock related to stock option exercises	—	—	—	(95)	—	—	—	—	—	(95)
Noncontrolling interests assumed related to acquisitions	27,912	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(8,886)	—	—	—	—	—	—	—	(1,063)	(1,063)
Acquisitions of noncontrolling interests	(3,258)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	34,586	—	—	—	—	—	—	(34,586)	—	(34,586)
Other	—	—	—	249	—	—	—	(161)	—	88
Balances as of January 31, 2025	$424,083	$550	$839	$618,622	$7,272	($7,272)	($53,586)	$3,180,102	$64,201	$3,810,728
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Three months ended January 31,
	2026	2025
Operating Activities:
Net income from consolidated operations	$204,757	$181,566
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	51,008	46,225
Share-based compensation expense	11,296	4,671
Deferred income tax provision (benefit)	7,480	(7,052)
Employer contributions to HEICO Savings and Investment Plan	5,901	5,473
Increase in accrued contingent consideration	2,225	3,288
Payment of contingent consideration	—	(2,190)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(5,262)	20,062
Decrease (increase) in contract assets	3,753	(5,949)
Increase in inventories	(17,101)	(36,207)
Increase in prepaid expenses and other current assets	(8,796)	(955)
Increase in trade accounts payable	4,067	10,389
Decrease in accrued expenses and other current liabilities	(107,186)	(63,898)
Increase in income taxes payable	10,251	16,887
Net changes in other long-term liabilities and assets related to HEICO Leadership Compensation Plan	10,115	13,022
Other	6,089	17,702
Net cash provided by operating activities	178,597	203,034

Investing Activities:
Acquisitions, net of cash acquired	(441,397)	(254,763)
Investments related to HEICO Leadership Compensation Plan	(14,000)	(14,600)
Capital expenditures	(13,496)	(17,335)
Proceeds from corporate-owned life insurance policy withdrawals	22,654	—
Other	(728)	(1,297)
Net cash used in investing activities	(446,967)	(287,995)

Financing Activities:
Borrowings on revolving credit facility	443,000	145,000
Payments on revolving credit facility	(103,000)	(20,000)
Cash dividends paid	(16,724)	(15,272)
Distributions to noncontrolling interests	(7,181)	(10,236)
Redemptions of common stock related to stock option exercises	(4,531)	(95)
Acquisitions of noncontrolling interests	(4,072)	(3,258)
Payment of contingent consideration	—	(5,954)
Proceeds from stock option exercises	2,896	1,597
Other	(812)	(1,070)
Net cash provided by financing activities	309,576	90,712

Effect of exchange rate changes on cash	1,984	(2,387)

Net increase in cash and cash equivalents	43,190	3,364
Cash and cash equivalents at beginning of year	217,781	162,103
Cash and cash equivalents at end of period	$260,971	$165,467
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2025. The October 31, 2025 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the three months ended January 31, 2026 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Index
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

2.     ACQUISITION

In January 2026, the Company, through HEICO Electronic, acquired 100% of the equity of Axillon Aerospace’s Fuel Containment Business, which following the acquisition, was renamed Rockmart Fuel Containment, LLC (“Rockmart”). Rockmart designs and manufactures advanced fuel containment solutions, primarily for military fixed- and rotary-wing aircraft. The purchase price of this acquisition was paid in cash, using proceeds from the Company's revolving credit facility and is not material or significant to the Company's condensed consolidated financial statements.

The allocation of the total consideration for Rockmart to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocation to be material to the Company's consolidated financial statements. The operating results of Rockmart were included in the Company’s results of operations as of its effective acquisition date. The amount of net sales and earnings of Rockmart included in the Condensed Consolidated Statement of Operations for the three months ended January 31, 2026 is not material. Had the Rockmart acquisition occurred as of November 1, 2024, net sales, net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders on a pro forma basis for the three months ended January 31, 2026 and 2025 would not have been materially different than the reported amounts.

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	As of	As of
(in thousands)	January 31, 2026	October 31, 2025
Accounts receivable	$664,391	$647,864
Less: Allowance for doubtful accounts	(12,367)	(10,249)
Accounts receivable, net	$652,024	$637,615

Index
Inventories

	As of	As of
(in thousands)	January 31, 2026	October 31, 2025
Finished products	$722,074	$715,286
Work in process	140,564	119,611
Materials, parts, assemblies and supplies	475,783	460,439
Inventories, net of valuation reserves	$1,338,421	$1,295,336

Property, Plant and Equipment

	As of	As of
(in thousands)	January 31, 2026	October 31, 2025
Land	$96,990	$85,134
Buildings and improvements	255,693	255,776
Machinery, equipment and tooling	493,418	476,735
Construction in progress	25,973	21,812
	872,074	839,457
Less: Accumulated depreciation and amortization	(423,082)	(407,747)
Property, plant and equipment, net	$448,992	$431,710

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $36.8 million as of January 31, 2026 and $30.7 million as of October 31, 2025. The total customer rebates and credits deducted within net sales for the three months ended January 31, 2026 and 2025 was $6.4 million and $4.3 million, respectively.

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the three months ended January 31, 2026 and 2025 is as follows (in thousands):

	Three months ended January 31,
	2026	2025
R&D expenses	$31,940	$27,605

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

	As of	As of
	January 31, 2026	October 31, 2025
Redeemable at fair value	$354,047	$356,850
Redeemable based on a multiple of future earnings	110,534	110,508
Redeemable noncontrolling interests	$464,581	$467,358

During fiscal 2022, the holder of a 19.9% noncontrolling equity interest in a subsidiary of the FSG that was acquired in fiscal 2015 exercised their option to cause the Company to purchase their noncontrolling interest over a four-year period ending in fiscal 2026. Accordingly, the Company acquired the remaining equity interest in December 2025.

Accumulated Other Comprehensive Income

Changes in the components of accumulated other comprehensive income for the three months ended January 31, 2026 are as follows (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income
Balances as of October 31, 2025	$6,187	($606)	$5,581
Unrealized gain (loss)	12,626	(7)	12,619
Amortization of unrealized loss	—	6	6
Balances as of January 31, 2026	$18,813	($607)	$18,206

Index
4.     GOODWILL AND OTHER INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill by operating segment for the three months ended January 31, 2026 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2025	$1,997,178	$1,664,446	$3,661,624
Goodwill acquired	—	247,714	247,714
Foreign currency translation adjustments	1,182	5,788	6,970
Adjustments to goodwill	200	(10,839)	(10,639)
Balances as of January 31, 2026	$1,998,560	$1,907,109	$3,905,669

The goodwill acquired pertains to the fiscal 2026 acquisition described in Note 2, Acquisition, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities assumed. The Company estimates that $56 million of the goodwill acquired in fiscal 2026 will be deductible for income tax purposes. Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Condensed Consolidated Statements of Comprehensive Income. The adjustments to goodwill represent immaterial measurement period adjustments to the allocation of the purchase consideration of certain fiscal 2025 acquisitions.

Identifiable intangible assets consist of the following (in thousands):

	As of January 31, 2026			As of October 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$1,268,617	($398,934)	$869,683	$1,131,443	($373,100)	$758,343
Intellectual property	610,106	(164,457)	445,649	540,836	(153,783)	387,053
Other	8,687	(8,237)	450	8,651	(8,127)	524
	1,887,410	(571,628)	1,315,782	1,680,930	(535,010)	1,145,920
Non-Amortizing Assets:
Trade names	326,219	—	326,219	325,520	—	325,520
	$2,213,629	($571,628)	$1,642,001	$2,006,450	($535,010)	$1,471,440

The increase in the gross carrying amount of customer relationships and intellectual property as of January 31, 2026 compared to October 31, 2025 principally relates to such intangible assets recognized in connection with the fiscal 2026 acquisition (see Note 2, Acquisition).

Amortization expense related to intangible assets for the three months ended January 31, 2026 and 2025 was $35.9 million and $32.2 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2026 is estimated to be $117.2 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be

Index
$151.5 million in fiscal 2027, $144.7 million in fiscal 2028, $138.4 million in fiscal 2029, $130.9 million in fiscal 2030, $120.5 million in fiscal 2031, and $512.6 million thereafter.

5.     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	As of	As of
	January 31, 2026	October 31, 2025
Borrowings under revolving credit facility	$1,300,000	$960,000
2028 senior unsecured notes	600,000	600,000
2033 senior unsecured notes	600,000	600,000
Finance leases and notes payable	17,160	17,890
Less: Debt discount and debt issuance costs	(9,479)	(9,945)
	2,507,681	2,167,945
Less: Current maturities of long-term debt	(3,396)	(3,358)
	$2,504,285	$2,164,587

Revolving Credit Facility

The Company's borrowings under its revolving credit facility mature in fiscal 2028. As of January 31, 2026 and October 31, 2025, the weighted average interest rate on borrowings under the Company's revolving credit facility ("Credit Facility") was 5.0% and 5.3%, respectively. The Credit Facility contains both financial and non-financial covenants. As of January 31, 2026, the Company was in compliance with all such covenants.

Senior Unsecured Notes

The Company's senior unsecured notes consist of $600 million principal amount of 5.25% Senior Notes due August 1, 2028 (the "2028 Notes") and $600 million principal amount of 5.35% Senior Notes due August 1, 2033 (the "2033 Notes" and, collectively with the 2028 Notes, the "Notes"). Interest on the Notes is payable semi-annually in arrears on February 1 and August 1 of each year. The 2028 Notes and 2033 Notes each have an effective interest rate of 5.5%. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company's existing and future subsidiaries that guarantee the Company's obligations under the Credit Facility (the "Guarantor Group"). As of January 31, 2026, the Company was in compliance with all covenants related to the Notes.

The following table sets forth the carrying value and estimated fair value of the Company’s Notes, which are classified as Level 1 financial instruments in the fair value hierarchy (in thousands). The Company estimated the fair value of the Notes by taking the weighted average of market quotes for the exact security on the last active trading day as of or prior to January 31, 2026 and October 31, 2025.

Index

	As of January 31, 2026		As of October 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Notes	$596,738	$617,622	$596,437	$617,904
2033 Notes	593,783	620,999	593,618	624,320
Total	$1,190,521	$1,238,621	$1,190,055	$1,242,224

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

The following table presents the Company's contract assets and liabilities (in thousands):

	As of	As of
	January 31, 2026	October 31, 2025
Contract assets, current	$116,900	$119,257

Contract liabilities, current	(102,725)	(79,529)
Contract liabilities, long-term	(77,378)	(84,714)
Total contract liabilities	(180,103)	(164,243)

Net contract liabilities	($63,203)	($44,986)

The increase in the Company's total contract liabilities during the first quarter of fiscal 2026 principally reflects the receipt of advance deposits on certain customer contracts, mainly at the FSG.

The amount of revenue that the Company recognized during the first quarter of fiscal 2026 that was included in contract liabilities as of the beginning of fiscal 2026 was $29.6 million.

Remaining Performance Obligations

Backlog, which the Company believes to be the equivalent of its remaining performance obligations, represents contractually committed, or firm customer orders. As of January 31, 2026, the Company had $2,453.0 million of remaining performance obligations associated with firm contracts pertaining to many of the products offered by the FSG and ETG. The Company will recognize net sales as these obligations are satisfied. The Company expects to recognize

Index
$1,348.7 million of this amount during the remainder of fiscal 2026 and $1,104.3 million thereafter, of which the majority is expected to occur in fiscal 2027.

Disaggregation of Revenue

    The following table summarizes the Company’s net sales by product line for each operating segment (in thousands):

	Three months ended January 31,
	2026	2025
Flight Support Group:
Aftermarket replacement parts (1)	$513,861	$456,028
Repair and overhaul parts and services (2)	196,654	155,449
Specialty products (3)	109,485	101,697
Total net sales	820,000	713,174

Electronic Technologies Group:
Electronic component parts primarily for defense, space and aerospace equipment (4)	301,162	263,622
Electronic component parts for equipment in various other industries (5)	69,513	66,693
Total net sales	370,675	330,315

Intersegment sales	(12,093)	(13,267)

Total consolidated net sales	$1,178,582	$1,030,222

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
(4)    Includes various component parts such as electro-optical infrared simulation and test equipment, electro-optical laser products, electro-optical, microwave and other power equipment, high-speed interface products, power conversion products, power distribution solutions, underwater locator beacons, emergency locator transmission beacons, traveling wave tube amplifiers, microwave power modules, a wide variety of memory products and radio frequency (RF) and microwave products, crashworthy primary fuel system bladders and ballistically self-sealing auxiliary fuel systems, high performance communications and electronic intercept receivers and tuners, high performance active antenna systems and airborne antennas, technical surveillance countermeasures (TSCM) equipment, custom high power filters and filter assemblies, radiation assurance services and products, and high-

Index
reliability, complex, passive electronic components and rotary joint assemblies, proprietary in-cabin power and entertainment components and subsystems, and cockpit displays and other avionics components.
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

    The following table summarizes the Company’s net sales by industry for each operating segment (in thousands):

	Three months ended January 31,
	2026	2025
Flight Support Group:
Aerospace	$626,472	$533,621
Defense and Space	179,377	165,889
Other (1)	14,151	13,664
Total net sales	820,000	713,174

Electronic Technologies Group:
Defense and Space	170,363	170,741
Other (2)	111,394	98,962
Aerospace	88,918	60,612
Total net sales	370,675	330,315

Intersegment sales	(12,093)	(13,267)

Total consolidated net sales	$1,178,582	$1,030,222

(1)    Principally industrial products.
(2)    Principally other electronics and medical products.

7.     INCOME TAXES

The Company's effective tax rate was 11.5% in the first quarter of fiscal 2026, as compared to 7.0% in the first quarter of fiscal 2025. The increase in the Company's effective tax rate principally reflects a smaller tax benefit from stock option exercises recognized in the first quarter of fiscal 2026. The Company recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2026 and 2025 of $22.3 million and $27.2 million, respectively.

Index
8.    FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of January 31, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$374,368	$—	$374,368
Money market fund	14,780	—	—	14,780
Total assets	$14,780	$374,368	$—	$389,148

Liabilities:
Contingent consideration	$—	$—	$48,423	$48,423

	As of October 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$378,930	$—	$378,930
Money market fund	11,940	—	—	11,940
Total assets	$11,940	$378,930	$—	$390,870

Liabilities:
Contingent consideration	$—	$—	$46,198	$46,198

The Company maintains the HEICO Corporation Leadership Compensation Plan (the "LCP"), which is a non-qualified deferred compensation plan. The assets of the LCP principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company, and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent an investment in a money market fund that is classified within Level 1. The assets of the LCP are held within an irrevocable trust and classified within other assets in the Company’s Condensed Consolidated Balance Sheets. The related liabilities of the LCP are included within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $380.0 million as of January 31, 2026 and $385.7 million as of October 31, 2025.

Index
As part of the agreement to acquire 90% of the membership interests of a subsidiary by the FSG in fiscal 2025, the Company may be obligated to pay contingent consideration of up to $21.1 million in fiscal 2028 based on the earnings of the acquired entity during the three-year period following the acquisition provided the entity meets a certain earnings objective over the same three-year period. As of January 31, 2026, the estimated fair value of the contingent consideration was $13.6 million.

As part of the agreement to acquire 96% of the stock of a subsidiary by the FSG in fiscal 2022, the Company may be obligated to pay contingent consideration of up to $27.4 million in fiscal 2027 based on the earnings of the acquired entity during fiscal years 2025 and 2026. As of January 31, 2026, the estimated fair value of the contingent consideration was $22.5 million.

As part of the agreement to acquire 74% of the membership interests of a subsidiary by the FSG in fiscal 2022, the Company may be obligated to pay contingent consideration of $14.1 million in fiscal 2027 should the acquired entity meet a certain earnings objective during the five-year period following the acquisition. As of January 31, 2026, the estimated fair value of the contingent consideration was $12.3 million.

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

Index
The following unobservable inputs were used to derive the estimated fair value of the Company's Level 3 contingent consideration liabilities as of January 31, 2026:

Acquisition	Fair Value	Unobservable		Weighted
Date	(in thousands)	Input	Range	Average (1)
1-31-2025	$13,572	Compound annual revenue growth rate	1% - 18%	10%
		Discount rate	6.2% - 6.2%	6.2%

7-18-2022	22,508	Compound annual revenue growth rate	5% - 9%	7%
		Discount rate	6.8% - 6.8%	6.8%

3-17-2022	12,343	Compound annual revenue growth rate	(4%) - 10%	7%
		Discount rate	6.8% - 6.8%	6.8%

(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

Changes in the Company’s contingent consideration liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended January 31, 2026 are as follows (in thousands):

Liabilities
Balance as of October 31, 2025	$46,198
Increase in accrued contingent consideration	2,225
Balance as of January 31, 2026	$48,423

Included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$22,508
Other long-term liabilities	25,915
$48,423

The Company records changes in accrued contingent consideration within SG&A expenses in its Condensed Consolidated Statements of Operations.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of January 31, 2026 due to the relatively short maturity of the respective instruments. The carrying amount of borrowings under the Company's credit facility approximates fair value due to its variable interest rate. See Note 5, Long-Term Debt, for the estimated fair value of the Company’s senior unsecured notes.

Index
9.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Three months ended January 31,
	2026	2025
Numerator:
Net income attributable to HEICO	$190,188	$167,955

Denominator:
Weighted average common shares outstanding - basic	139,368	138,837
Effect of dilutive stock options	1,661	1,647
Weighted average common shares outstanding - diluted	141,029	140,484

Net income per share attributable to HEICO shareholders:
Basic	$1.36	$1.21
Diluted	$1.35	$1.20

Anti-dilutive stock options excluded	630	53

10.    OPERATING SEGMENTS

The financial results of the Company’s operating segments are reported on the same basis used internally by its Chief Operating Decision Maker (“CODM”). The Company’s Co-Chief Executive Officers serve together as the CODM. The primary measure used by the CODM and management to evaluate segment performance and to make decisions regarding resource allocation and business direction is segment operating income. The CODM uses segment operating income to allocate resources, including personnel and financial resources, among the Company’s operating segments, primarily in connection with the annual planning process, and to monitor segment performance relative to prior periods, budgeted expectations, and anticipated future results. The Company generally accounts for intersegment net sales as if the sales were to third parties at current market prices, and any such net sales and associated profit are eliminated in consolidation.

Index
Information on the Company’s two operating segments, the FSG and the ETG, for the three months ended January 31, 2026 and 2025 is as follows (in thousands):

	Segment		Corporate (1)	Intersegment (2)	Consolidated Totals
	FSG	ETG
Three months ended January 31, 2026:
Net sales to external customers	$819,305	$359,277	$—	$—
Intersegment net sales	695	11,398	—	(12,093)
Net sales	820,000	370,675	—	(12,093)	$1,178,582
Cost of sales	510,116	224,674	—	(11,172)
Other segment items (3)	109,151	72,755	—	—
Operating income	200,733	73,246	(13,159)	(921)	259,899
Capital expenditures	5,552	7,831	113	—	13,496
Depreciation (4)	6,781	6,923	457	—	14,161
Amortization (4)	21,094	15,361	392	—	36,847

Three months ended January 31, 2025:
Net sales to external customers	$712,788	$317,434	$—	$—
Intersegment net sales	386	12,881	—	(13,267)
Net sales	713,174	330,315	—	(13,267)	$1,030,222
Cost of sales	446,474	189,701	—	(11,615)
Other segment items (3)	100,584	64,158	—	—
Operating income	166,116	76,456	(14,115)	(1,652)	226,805
Capital expenditures	10,246	7,089	—	—	17,335
Depreciation (4)	6,578	5,969	501	—	13,048
Amortization (4)	19,254	13,531	392	—	33,177

(1) Corporate activity consists of unallocated corporate general and administrative expenses.
(2) Intersegment activity principally consists of net sales from the ETG to the FSG.
(3) Represents SG&A expenses.
(4) Depreciation and amortization expense disclosed by reportable segment are included within cost of sales and other segment items.

Total assets by operating segment are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of January 31, 2026	$4,614,901	$3,925,182	$503,613	$9,043,696
Total assets as of October 31, 2025	4,571,887	3,437,221	491,326	8,500,434

Index
11.     COMMITMENTS AND CONTINGENCIES

Guarantees

As of January 31, 2026, the Company had outstanding standby letters of credit and guarantees with financial institutions aggregating $14.1 million. These guarantees and standby letters of credit pertain to performance guarantees issued in connection with customer contracts entered into by certain of the Company's subsidiaries, and a payment guarantee related to potential workers' compensation claims.

Product Warranty

Changes in the Company’s product warranty liability for the three months ended January 31, 2026 and 2025 are as follows (in thousands):

	Three months ended January 31,
	2026	2025
Balances as of beginning of fiscal year	$5,768	$4,036
Acquired warranty liabilities	3,663	100
Accruals for warranties	2,259	592
Warranty claims settled	(999)	(697)
Balances as of January 31	$10,691	$4,031

Litigation

The Company is involved in various legal actions arising in the normal course of business. Based upon the Company’s and its legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Index
12.     SUBSEQUENT EVENTS

In February 2026, the Company, through a subsidiary of HFSC, acquired 100% of the stock of EthosEnergy Accessories & Components, LLC and EthosEnergy Accessories & Components, Limited (collectively, “Ethos”). Ethos provides repair solutions for engine components and accessories for various aeroderivative, aerospace, and defense engine platforms. The purchase price of this acquisition was paid with a combination of cash using proceeds from the Company's revolving credit facility and through the issuance of 95,483 shares of HEICO Class A Common Stock and is not material or significant to the Company's condensed consolidated financial statements.

In February 2026, the Company, through HFSC, entered into an agreement to acquire 80% of the stock of a company that provides a range of services for commercial and defense component platforms. Closing is subject to governmental approval and standard closing conditions and is expected to occur in the second quarter of fiscal 2026. The remaining 20% interest will continue to be owned by certain members of the seller's management team. The purchase price of this acquisition is expected to be paid with a combination of cash using proceeds from the Company's revolving credit facility and shares of HEICO Class A Common Stock and is not material or significant to the Company's condensed consolidated financial statements.

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended October 31, 2025. There have been no material changes to our critical accounting policies during the three months ended January 31, 2026.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Our results of operations for the three months ended January 31, 2026 have been affected by the fiscal 2025 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2025 and the fiscal 2026 acquisition as further detailed in Note 2, Acquisition, of the Notes to the Condensed Consolidated Financial Statements of this quarterly report.

Index
Results of Operations
The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Three months ended January 31,
	2026	2025
Net sales	$1,178,582	$1,030,222
Cost of sales	723,618	624,560
Selling, general and administrative expenses	195,065	178,857
Total operating costs and expenses	918,683	803,417
Operating income	$259,899	$226,805

Net sales by segment:
Flight Support Group	$820,000	$713,174
Electronic Technologies Group	370,675	330,315
Intersegment sales	(12,093)	(13,267)
	$1,178,582	$1,030,222

Operating income by segment:
Flight Support Group	$200,733	$166,116
Electronic Technologies Group	73,246	76,456
Other, primarily corporate	(14,080)	(15,767)
	$259,899	$226,805

Net sales	100.0%	100.0%
Gross profit	38.6%	39.4%
Selling, general and administrative expenses	16.6%	17.4%
Operating income	22.1%	22.0%
Interest expense	(2.5%)	(3.2%)
Other income	.1%	.1%
Income tax expense	2.3%	1.3%
Net income attributable to noncontrolling interests	1.2%	1.3%
Net income attributable to HEICO	16.1%	16.3%

Index
Comparison of First Quarter of Fiscal 2026 to First Quarter of Fiscal 2025

Net Sales

Our consolidated net sales in the first quarter of fiscal 2026 increased by 14% to $1,178.6 million, up from net sales of $1,030.2 million in the first quarter of fiscal 2025. The increase in consolidated net sales principally reflects an increase of $106.8 million (a 15% increase) to $820.0 million in net sales of the FSG and an increase of $40.4 million (a 12% increase) to $370.7 million in net sales of the ETG. The net sales increase in the FSG reflects strong organic growth of 12% and net sales of $18.7 million contributed by fiscal 2025 acquisitions. The FSG's organic net sales growth reflects increased demand within its aftermarket replacement parts, repair and overhaul parts and services, and specialty products product lines resulting in net sales increases of $59.5 million, $20.6 million and $7.8 million, respectively. The net sales increase in the ETG reflects strong organic growth of 6% and net sales of $21.5 million contributed by fiscal 2025 and 2026 acquisitions. The ETG's organic net sales growth is mainly attributable to increased demand for its other electronics, aerospace and defense products resulting in net sales increases of $8.1 million, $8.1 million and $3.4 million, respectively, partially offset by a decrease in demand for its space products resulting in a net sales decrease of $3.4 million. Sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the first quarter of fiscal 2026.

Gross Profit and Operating Expenses

Our consolidated gross profit margin was 38.6% in the first quarter of fiscal 2026, as compared to 39.4% in the first quarter of fiscal 2025, principally reflecting a decrease of 3.2% in the ETG's gross profit margin, partially offset by a .4% increase in the FSG's gross profit margin. The decrease in the ETG's gross profit margin principally reflects a less favorable product mix of defense products and the previously mentioned decrease in net sales of space products, partially offset by the previously mentioned increase in net sales of aerospace products. The increase in the FSG's gross profit margin principally reflects the previously mentioned higher net sales and a more favorable product mix within our repair and overhaul parts and services product line. Total new product research and development expenses included within our consolidated cost of sales were $31.9 million in the first quarter of fiscal 2026, up from $27.6 million in the first quarter of fiscal 2025.

Our consolidated selling, general and administrative ("SG&A") expenses were $195.1 million in the first quarter of fiscal 2026, as compared to $178.9 million in the first quarter of fiscal 2025. The increase in consolidated SG&A expenses principally reflects $7.5 million attributable to our fiscal 2025 and 2026 acquisitions and costs incurred to support the previously mentioned net sales growth resulting in increases of $5.3 million and $3.4 million in selling expenses and general and administrative expenses, respectively.

Our consolidated SG&A expenses as a percentage of net sales improved to 16.6% in the first quarter of fiscal 2026, down from 17.4% in the first quarter of fiscal 2025. The decrease in

Index
consolidated SG&A expenses as a percentage of net sales principally reflects efficiencies realized from the previously mentioned net sales growth.

Operating Income

Our consolidated operating income increased by 15% to $259.9 million in the first quarter of fiscal 2026, up from $226.8 million in the first quarter of fiscal 2025. The increase in consolidated operating income principally reflects a $34.6 million increase (a 21% increase) to $200.7 million in operating income of the FSG, partially offset by a $3.2 million decrease (a 4% decrease) to $73.2 million in operating income of the ETG. The increase in operating income of the FSG principally reflects the previously mentioned net sales growth, SG&A expense efficiencies realized from the net sales growth, and the previously mentioned improved gross profit margin. The decrease in operating income of the ETG principally reflects the previously mentioned decreased gross profit margin, partially offset by the previously mentioned net sales growth.

Our consolidated operating income as a percentage of net sales improved to 22.1% in the first quarter of fiscal 2026, up from 22.0% in the first quarter of fiscal 2025. The increase in consolidated operating income as a percentage of net sales principally reflects an increase in the FSG’s operating income as a percentage of net sales to 24.5% in the first quarter of fiscal 2026, up from 23.3% in the first quarter of fiscal 2025, partially offset by a decrease in the ETG's operating income as a percentage of net sales to 19.8% in the first quarter of fiscal 2026, down from 23.1% in the first quarter of fiscal 2025. The increase in the FSG's operating income as a percentage of net sales principally reflects a .8% impact from a decrease in SG&A expenses as a percentage of net sales, mainly reflecting the previously mentioned SG&A expense efficiencies and the previously mentioned improved gross profit margin. The decrease in the ETG's operating income as a percentage of net sales principally reflects the previously mentioned lower gross profit margin.

Interest Expense

Interest expense decreased to $29.5 million in the first quarter of fiscal 2026, down from $32.5 million in the first quarter of fiscal 2025. The decrease in interest expense was principally due to a lower weighted-average interest rate on borrowings outstanding under our revolving credit facility and a decrease in the amount of outstanding debt.

Other Income

Other income in the first quarter of fiscal 2026 and 2025 was not material.

Income Tax Expense

Our effective tax rate was 11.5% in the first quarter of fiscal 2026, as compared to 7.0% in the first quarter of fiscal 2025. The increase in our effective tax rate principally reflects a smaller tax benefit from stock option exercises recognized in the first quarter of fiscal 2026. We

Index
recognized a discrete tax benefit from stock option exercises in both the first quarter of fiscal 2026 and 2025 of $22.3 million and $27.2 million, respectively.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $14.6 million in the first quarter of fiscal 2026, as compared to $13.6 million in the first quarter of fiscal 2025. The increase in net income attributable to noncontrolling interests principally reflects higher allocations of net income to noncontrolling interests as a result of certain fiscal 2025 acquisitions in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased by 13% to a record $190.2 million, or $1.35 per diluted share, in the first quarter of fiscal 2026, up from $168.0 million, or $1.20 per diluted share, in the first quarter of fiscal 2025 principally reflecting the previously mentioned higher consolidated operating income.

Outlook

As we look ahead to the remainder of fiscal 2026, we expect continued sales momentum across both the FSG and ETG, supported by organic demand for our products, together with the impact of recent acquisitions. We remain focused on pursuing selective acquisition opportunities that align with our growth strategy. Our disciplined approach to financial management continues to emphasize long-term shareholder value through a combination of strategic acquisitions and organic growth, while preserving financial strength and flexibility.

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, interest payments, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. We continue to anticipate fiscal 2026 capital expenditures to be approximately $80 to $90 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility. The revolving credit facility and senior unsecured notes contain both financial and non-financial covenants. As of January 31, 2026, we were in compliance with all such covenants and our total debt to shareholders’ equity ratio was 54.7%.

Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund our cash requirements for at least the next twelve months.

Index
Operating Activities

Net cash provided by operating activities was $178.6 million in the first quarter of fiscal 2026 and consisted primarily of net income from consolidated operations of $204.8 million, depreciation and amortization expense of $51.0 million (a non-cash item), $11.3 million in share-based compensation expense (a non-cash item), and net changes in other long-term liabilities and assets related to the HEICO Corporation Leadership Compensation Plan (the "LCP") of $10.1 million (principally participant deferrals and employer contributions), partially offset by a $120.3 million increase in net working capital. The increase in net working capital primarily reflects a $107.2 million decrease in accrued expenses and other current liabilities, mainly reflecting the payment of fiscal 2025 accrued performance-based compensation, distributions to participants of the LCP and the payment of payroll taxes arising from withholding requirements on stock option exercises, as well as a $17.1 million increase in inventories to support an increase in consolidated backlog.

Net cash provided by operating activities decreased by $24.4 million in the first quarter of fiscal 2026 from $203.0 million in the first quarter of fiscal 2025. The decrease is principally attributable to a $60.6 million increase in net working capital partially offset by a $23.2 million increase in net income from consolidated operations and a $14.5 million increase in the deferred income tax provision.

Investing Activities

Net cash used in investing activities totaled $447.0 million in the first quarter of fiscal 2026 and related primarily to an acquisition of $441.4 million, LCP funding of $14.0 million and capital expenditures of $13.5 million, partially offset by $22.7 million in proceeds from corporate-owned life insurance policy withdrawals within the LCP. Further details regarding our fiscal 2026 acquisition may be found in Note 2, Acquisition, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash provided by financing activities in the first quarter of fiscal 2026 totaled $309.6 million. During the first quarter of fiscal 2026, we borrowed $443.0 million under our revolving credit facility, which was partially offset by $103.0 million in payments made on our revolving credit facility, $16.7 million of cash dividends paid on our common stock, $7.2 million of distributions to noncontrolling interests, $4.5 million of redemptions of common stock related to stock option exercises and $4.1 million of payments to acquire certain noncontrolling interests.

Other Obligations and Commitments

There have not been any material changes to our other obligations and commitments that were included in our Annual Report on Form 10-K for the year ended October 31, 2025.

Index
New Accounting Pronouncements

    See Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements, of the Notes to Condensed Consolidated Financial Statements for additional information.

Guarantor Group Summarized Financial Information

On July 27, 2023, we completed the public offer and sale of senior unsecured notes, which consisted of $600 million principal amount of 5.25% Senior Notes due August 1, 2028 (the "2028 Notes") and $600 million principal amount of 5.35% Senior Notes due August 1, 2033 (the "2033 Notes" and, collectively with the 2028 Notes, the "Notes"). The Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future subsidiaries that guarantee our obligations under our revolving credit facility ("Credit Facility") (the “Guarantor Group”). We were in compliance with all covenants related to the Notes as of January 31, 2026.

The Notes were issued pursuant to an Indenture, dated as of July 27, 2023 (the “Base Indenture”), between HEICO and certain of its subsidiaries (collectively, the "Subsidiary Guarantors") and Truist Bank, as trustee (the “Trustee”), as supplemented by a First Supplemental Indenture, dated as of July 27, 2023 (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), between us, the Subsidiary Guarantors and the Trustee. The Notes are direct, unsecured senior obligations of HEICO and rank equally in right of payment with all of our existing and future senior unsecured indebtedness. Each Subsidiary Guarantor is owned either directly or indirectly by the Company and jointly and severally guarantee our obligations under the Notes. None of the Subsidiary Guarantors are organized outside of the U.S. A list of Subsidiary Guarantors is incorporated by reference to Exhibit 22 to the Form 10-K for the year ended October 31, 2025.

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

	As of	As of
	January 31, 2026	October 31, 2025
Current assets (excluding net intercompany receivable from non-guarantor subsidiaries)	$1,988,591	$1,927,805
Noncurrent assets	5,229,478	5,280,470
Net intercompany receivable from/ (payable to) non-guarantor subsidiaries	261,341	260,672
Current liabilities (excluding net intercompany payable to non-guarantor subsidiaries)	671,677	721,365
Noncurrent liabilities	3,085,368	2,751,782
Redeemable noncontrolling interests	334,751	337,818
Noncontrolling interests	68,161	63,792

Index

Three months ended
January 31, 2026
Net sales	$996,964
Gross profit	375,555
Operating income	222,134
Net income from consolidated operations	187,636
Net income attributable to HEICO	176,425

Three months ended
January 31, 2026
Intercompany net sales	$3,780
Intercompany management fee	984
Intercompany interest income	2,355
Intercompany dividends	11,112

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

Index
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

For further information on these and other factors that potentially could materially affect our financial results, see Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended October 31, 2025. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required by applicable law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

There have not been any material changes in our assessment of HEICO’s sensitivity to market risk that was disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended October 31, 2025.

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

Index
Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 5.    OTHER EVENTS.

None of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the first quarter ended January 31, 2026.

Item 6.    EXHIBITS

Exhibit	Description
22	Subsidiary Guarantors and Issuers of Guaranteed Securities, is incorporated by reference to Exhibit 22 to Form 10-K for the year ended October 31, 2025. ***

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer. *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer. *

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *

32.1	Section 1350 Certification of Co-Chief Executive Officer. **

32.2	Section 1350 Certification of Co-Chief Executive Officer. **

32.3	Section 1350 Certification of Chief Financial Officer. **

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). *

*    Filed herewith.
**    Furnished herewith.
***    Previously filed.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEICO CORPORATION

Date:	February 27, 2026	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ BRADLEY K. ROWEN
Bradley K. Rowen Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)