Form 10-Q
period 2026-04-30
HEICO CORP
filed 2026-05-29
CIK 46619

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of May 27, 2026 is as follows:

Common Stock, $.01 par value	55,170,957	shares
Class A Common Stock, $.01 par value	84,488,320	shares

Index
HEICO CORPORATION

Index
PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	April 30, 2026	October 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$210,335	$217,781
Accounts receivable, net	734,955	637,615
Contract assets	131,590	119,257
Inventories, net	1,410,527	1,295,336
Prepaid expenses and other current assets	149,069	86,377
Total current assets	2,636,476	2,356,366

Property, plant and equipment, net	462,831	431,710
Goodwill	4,197,386	3,661,624
Intangible assets, net	1,715,157	1,471,440
Other assets	580,363	579,294
Total assets	$9,592,213	$8,500,434

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,402	$3,358
Trade accounts payable	293,744	231,040
Accrued expenses and other current liabilities	594,007	577,624
Income taxes payable	12,429	19,982
Total current liabilities	903,582	832,004

Long-term debt, net of current maturities	2,583,888	2,164,587
Deferred income taxes	164,584	107,186
Other long-term liabilities	548,588	550,124
Total liabilities	4,200,642	3,653,901

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 3)	536,654	467,358

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 shares authorized; 55,171 and 55,143 shares issued and outstanding	552	551
Class A Common Stock, $.01 par value per share; 150,000 shares authorized; 84,488 and 84,198 shares issued and outstanding	845	842
Capital in excess of par value	729,863	650,667
Deferred compensation obligation	8,096	8,096
HEICO stock held by irrevocable trust	(8,096)	(8,096)
Accumulated other comprehensive income	7,472	5,581
Retained earnings	4,033,326	3,647,678
Total HEICO shareholders’ equity	4,772,058	4,305,319
Noncontrolling interests	82,859	73,856
Total shareholders’ equity	4,854,917	4,379,175
Total liabilities and equity	$9,592,213	$8,500,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Six months ended April 30,		Three months ended April 30,
	2026	2025	2026	2025

Net sales	$2,554,295	$2,128,042	$1,375,713	$1,097,820

Operating costs and expenses:
Cost of sales	1,529,806	1,284,576	806,188	660,016
Selling, general and administrative expenses	414,153	368,509	219,088	189,652

Total operating costs and expenses	1,943,959	1,653,085	1,025,276	849,668

Operating income	610,336	474,957	350,437	248,152

Interest expense	(63,647)	(65,323)	(34,161)	(32,865)
Other income	2,298	1,555	1,254	636

Income before income taxes and noncontrolling interests	548,987	411,189	317,530	215,923

Income tax expense	93,900	59,100	67,200	45,400

Net income from consolidated operations	455,087	352,089	250,330	170,523

Less: Net income attributable to noncontrolling interests	31,098	27,341	16,529	13,730

Net income attributable to HEICO	$423,989	$324,748	$233,801	$156,793

Net income per share attributable to HEICO shareholders:
Basic	$3.04	$2.34	$1.68	$1.13
Diluted	$3.01	$2.31	$1.66	$1.12

Weighted average number of common shares outstanding:
Basic	139,464	138,921	139,561	139,005
Diluted	141,049	140,541	141,068	140,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Six months ended April 30,		Three months ended April 30,
	2026	2025	2026	2025

Net income from consolidated operations	$455,087	$352,089	$250,330	$170,523
Other comprehensive income (loss):
Foreign currency translation adjustments	980	26,278	(11,652)	55,092
Unrealized loss on defined benefit pension plan, net of tax	(15)	—	(8)	—
Amortization of unrealized loss on defined benefit pension plan, net of tax	10	1	4	—
Total other comprehensive income (loss)	975	26,279	(11,656)	55,092
Comprehensive income from consolidated operations	456,062	378,368	238,674	225,615
Net income attributable to noncontrolling interests	31,098	27,341	16,529	13,730
Foreign currency translation adjustments attributable to noncontrolling interests	(916)	614	(922)	1,917
Comprehensive income attributable to noncontrolling interests	30,182	27,955	15,607	15,647
Comprehensive income attributable to HEICO	$425,880	$350,413	$223,067	$209,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Six Months Ended April 30, 2026 and 2025
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2025	$467,358	$551	$842	$650,667	$8,096	($8,096)	$5,581	$3,647,678	$73,856	$4,379,175
Comprehensive income	20,899	—	—	—	—	—	1,891	423,989	9,283	435,163
Cash dividends ($.12 per share)	—	—	—	—	—	—	—	(16,724)	—	(16,724)
Issuance of common stock for acquisitions	—	—	2	42,268	—	—	—	—	—	42,270
Share-based compensation expense	—	—	—	22,517	—	—	—	—	—	22,517
Issuance of common stock to HEICO Savings and Investment Plan	—	1	—	15,613	—	—	—	—	—	15,614
Proceeds from stock option exercises	—	—	1	3,842	—	—	—	—	—	3,843
Redemptions of common stock related to stock option exercises	—	—	—	(4,813)	—	—	—	—	—	(4,813)
Noncontrolling interests assumed related to acquisitions	54,696	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(16,084)	—	—	—	—	—	—	—	(280)	(280)
Acquisitions of noncontrolling interests	(12,414)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	21,517	—	—	—	—	—	—	(21,517)	—	(21,517)
Other	682	—	—	(231)	—	—	—	(100)	—	(331)
Balances as of April 30, 2026	$536,654	$552	$845	$729,863	$8,096	($8,096)	$7,472	$4,033,326	$82,859	$4,854,917

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2024	$366,156	$550	$838	$599,399	$7,272	($7,272)	($26,076)	$3,062,166	$60,529	$3,697,406
Comprehensive income	19,460	—	—	—	—	—	25,665	324,748	8,495	358,908
Cash dividends ($.11 per share)	—	—	—	—	—	—	—	(15,272)	—	(15,272)
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	13,062	—	—	—	—	—	13,062
Share-based compensation expense	—	—	—	10,671	—	—	—	—	—	10,671
Issuance of common stock for an acquisition	—	—	1	10,122	—	—	—	—	—	10,123
Proceeds from stock option exercises	—	—	1	5,785	—	—	—	—	—	5,786
Redemptions of common stock related to stock option exercises	—	—	—	(1,415)	—	—	—	—	—	(1,415)
Noncontrolling interests assumed related to acquisitions	27,877	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(16,008)	—	—	—	—	—	—	—	(1,268)	(1,268)
Acquisitions of noncontrolling interests	(4,205)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	42,809	—	—	—	—	—	—	(42,809)	—	(42,809)
Other	382	—	—	357	—	—	—	(242)	—	115
Balances as of April 30, 2025	$436,471	$550	$840	$637,981	$7,272	($7,272)	($411)	$3,328,591	$67,756	$4,035,307
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Three Months Ended April 30, 2026 and 2025
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of January 31, 2026	$464,581	$551	$843	$659,868	$8,096	($8,096)	$18,206	$3,823,219	$78,461	$4,581,148
Comprehensive income (loss)	11,098	—	—	—	—	—	(10,734)	233,801	4,509	227,576
Issuance of common stock for acquisitions	—	—	2	42,268	—	—	—	—	—	42,270
Issuance of common stock to HEICO Savings and Investment Plan	—	1	—	15,613	—	—	—	—	—	15,614
Share-based compensation expense	—	—	—	11,221	—	—	—	—	—	11,221
Proceeds from stock option exercises	—	—	—	947	—	—	—	—	—	947
Redemptions of common stock related to stock option exercises	—	—	—	(282)	—	—	—	—	—	(282)
Noncontrolling interest assumed related to acquisitions	54,696	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(9,072)	—	—	—	—	—	—	—	(111)	(111)
Acquisitions of noncontrolling interests	(8,342)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	23,693	—	—	—	—	—	—	(23,693)	—	(23,693)
Other	—	—	—	228	—	—	—	(1)	—	227
Balances as of April 30, 2026	$536,654	$552	$845	$729,863	$8,096	($8,096)	$7,472	$4,033,326	$82,859	$4,854,917

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of January 31, 2025	$424,083	$550	$839	$618,622	$7,272	($7,272)	($53,586)	$3,180,102	$64,201	$3,810,728
Comprehensive income	11,887	—	—	—	—	—	53,175	156,793	3,760	213,728
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	10,383	—	—	—	—	—	10,383
Share-based compensation expense	—	—	—	6,000	—	—	—	—	—	6,000
Proceeds from stock option exercises	—	—	1	4,188	—	—	—	—	—	4,189
Redemptions of common stock related to stock option exercises	—	—	—	(1,320)	—	—	—	—	—	(1,320)
Noncontrolling interest assumed related to acquisitions	(35)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(7,122)	—	—	—	—	—	—	—	(205)	(205)
Acquisitions of noncontrolling interests	(947)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	8,223	—	—	—	—	—	—	(8,223)	—	(8,223)
Other	382	—	—	108	—	—	—	(81)	—	27
Balances as of April 30, 2025	$436,471	$550	$840	$637,981	$7,272	($7,272)	($411)	$3,328,591	$67,756	$4,035,307
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Six months ended April 30,
	2026	2025
Operating Activities:
Net income from consolidated operations	$455,087	$352,089
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	107,642	95,102
Share-based compensation expense	22,517	10,671
Deferred income tax provision (benefit)	11,801	(17,940)
Employer contributions to HEICO Savings and Investment Plan	10,474	8,500
Increase in accrued contingent consideration, net	4,502	6,766
Payment of contingent consideration	—	(2,190)
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(65,133)	(40,361)
Increase in contract assets	(6,300)	(12,319)
Increase in inventories	(40,463)	(46,134)
(Increase) decrease in prepaid expenses and other current assets	(23,429)	4,535
Increase in trade accounts payable	49,951	29,193
Decrease in accrued expenses and other current liabilities	(75,872)	(39,266)
(Decrease) increase in income taxes payable	(12,302)	10,599
Net changes in other long-term liabilities and assets related to HEICO Leadership Compensation Plan	13,702	16,555
Other	18,393	31,929
Net cash provided by operating activities	470,570	407,729

Investing Activities:
Acquisitions, net of cash acquired	(821,269)	(286,161)
Capital expenditures	(31,546)	(33,299)
Investments related to HEICO Leadership Compensation Plan	(16,800)	(17,700)
Proceeds from corporate-owned life insurance policy withdrawals	22,654	—
Other	(3,995)	(2,599)
Net cash used in investing activities	(850,956)	(339,759)

Financing Activities:
Borrowings on revolving credit facility	830,700	145,000
Payments on revolving credit facility	(410,700)	(95,000)
Cash dividends paid	(16,724)	(15,272)
Distributions to noncontrolling interests	(16,364)	(17,563)
Acquisitions of noncontrolling interests	(12,414)	(4,205)
Redemptions of common stock related to stock option exercises	(4,813)	(1,415)
Payment of contingent consideration	—	(5,954)
Proceeds from stock option exercises	3,843	5,786
Other	(1,642)	(2,114)
Net cash provided by financing activities	371,886	9,263

Effect of exchange rate changes on cash	1,054	2,973

Net (decrease) increase in cash and cash equivalents	(7,446)	80,206
Cash and cash equivalents at beginning of year	217,781	162,103
Cash and cash equivalents at end of period	$210,335	$242,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2025. The October 31, 2025 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the six months ended
April 30, 2026 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Index

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

In February 2026, the Company, through a subsidiary of HFSC, acquired 100% of the membership interests of EthosEnergy Accessories and Components, LLC and 100% of the stock of EthosEnergy Accessories and Components, Limited (collectively, “Ethos”). Ethos provides repair solutions for engine components and accessories for various aeroderivative, aerospace, and defense engine platforms. The purchase price of this acquisition was paid with a combination of cash, using proceeds from the Company's revolving credit facility, and through the issuance of 95,483 shares of HEICO Class A Common Stock and is not material or significant to the Company's condensed consolidated financial statements.

In April 2026, the Company, through a subsidiary of HFSC, acquired 80% of the stock of Sherwood Avionics and Accessories, Inc. (“Sherwood”). Sherwood is an FAA and EASA Part 145 repair station specializing in the maintenance, repair and overhaul of complex, mission-critical mechanical and electro-mechanical components for defense and select commercial aviation platforms. The remaining 20% interest will continue to be owned by certain members of Sherwood's management team. See Note 3, Selected Financial Statement Information - Redeemable Noncontrolling Interests, for additional information. The purchase price of this acquisition was paid with a combination of cash, using proceeds from the Company's revolving credit facility, and through the issuance of 86,474 shares of HEICO Class A Common Stock and is not material or significant to the Company's condensed consolidated financial statements.

In April 2026, the Company, through a subsidiary of HEICO Electronic, acquired 90% of the stock of Southwest Antennas, Inc. (“SWA”). SWA designs and manufactures high-performance rugged and mission-critical antennas primarily for ground-based defense and law enforcement applications. The remaining 10% interest will continue to be owned by a member of SWA's management team. See Note 3, Selected Financial Statement Information -

Index

Redeemable Noncontrolling Interests, for additional information. The total consideration includes an accrual of $2.7 million as of the acquisition date representing the estimated fair value of contingent consideration the Company may be obligated to pay should SWA meet a certain earnings objective following the acquisition. See Note 8, Fair Value Measurements, for additional information regarding the Company's contingent consideration obligation. The purchase price of this acquisition was paid in cash, using proceeds from the Company's revolving credit facility and is not material or significant to the Company's condensed consolidated financial statements.

The following table summarizes the aggregate total consideration for the Company's fiscal 2026 acquisitions (in thousands):

Cash paid	$827,609
Less: cash acquired	(4,762)
Cash paid, net	822,847
Issuance of common stock for acquisitions	42,270
Contingent consideration	2,695
Additional purchase consideration	(8,299)
Total consideration	$859,513

Index

The following table summarizes the allocation of the aggregate total consideration for the Company's fiscal 2026 acquisitions to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed (in thousands):

Assets acquired:
Goodwill	$542,378
Customer relationships	178,700
Intellectual property	121,400
Inventories	73,887
Accounts receivable	31,813
Property, plant and equipment	24,611
Trade names	21,221
Other assets	19,103
Total assets acquired, excluding cash	1,013,113

Liabilities assumed:
Deferred income taxes	49,928
Accrued expenses	20,645
Accounts payable	13,130
Other liabilities	15,201
Total liabilities assumed	98,904

Noncontrolling interests in consolidated subsidiaries	54,696

Net assets acquired, excluding cash	$859,513

The allocation of the total consideration for the fiscal 2026 acquisitions to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocation to be material to the Company's consolidated financial statements. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of the businesses acquired and the value of their assembled workforces that do not qualify for separate recognition, which, in the case of Sherwood and SWA benefit both the Company and the noncontrolling interest holders. The fair value of the noncontrolling interests in these entities was determined based on the consideration paid by the Company for its controlling ownership interests, which the Company concluded represented the best estimate of fair value. The weighted-average amortization periods of the customer relationships, intellectual property, and trade names acquired are 12 years, 15 years, and indefinite, respectively.

Index

The operating results of the fiscal 2026 acquisitions were included in the Company's results of operations as of each effective acquisition date. The amount of net sales and earnings of the fiscal 2026 acquisitions included in the Condensed Consolidated Statement of Operations for the six and three months ended April 30, 2026 is not material. Had the fiscal 2026 acquisitions occurred as of November 1, 2024, net sales on a pro forma basis for the six and three months ended April 30, 2026 would have been $2,634.8 million and $1,391.5 million, respectively, and pro forma net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders for the six and three months ended April 30, 2026 would not have been materially different than the reported amounts. Had the fiscal 2026 acquisitions occurred as of November 1, 2024, net sales on a pro forma basis for the six and three months ended April 30, 2025 would have been $2,249.0 million and $1,158.9 million, respectively, and pro forma net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders for the six and three months ended April 30, 2025 would not have been materially different than the reported amounts.

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	As of	As of
(in thousands)	April 30, 2026	October 31, 2025
Accounts receivable	$746,429	$647,864
Less: Allowance for doubtful accounts	(11,474)	(10,249)
Accounts receivable, net	$734,955	$637,615

Inventories

	As of	As of
(in thousands)	April 30, 2026	October 31, 2025
Finished products	$747,912	$715,286
Work in process	142,901	119,611
Materials, parts, assemblies and supplies	519,714	460,439
Inventories, net of valuation reserves	$1,410,527	$1,295,336

Index

Property, Plant and Equipment

	As of	As of
(in thousands)	April 30, 2026	October 31, 2025
Land	$96,935	$85,134
Buildings and improvements	258,355	255,776
Machinery, equipment and tooling	513,844	476,735
Construction in progress	29,609	21,812
	898,743	839,457
Less: Accumulated depreciation and amortization	(435,912)	(407,747)
Property, plant and equipment, net	$462,831	$431,710

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $34.4 million as of April 30, 2026 and $30.7 million as of October 31, 2025. The total customer rebates and credits deducted within net sales for the six months ended April 30, 2026 and 2025 was $10.9 million and $7.9 million, respectively. The total customer rebates and credits deducted within net sales for the three months ended April 30, 2026 and 2025 was $4.5 million and $3.6 million, respectively.

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales for the six and three months ended April 30, 2026 and 2025 is as follows (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2026	2025	2026	2025
R&D expenses	$68,363	$56,346	$36,423	$28,741

Index

Redeemable Noncontrolling Interests

The holders of equity interests in certain of the Company's subsidiaries have rights ("Put Rights") that may be exercised on varying dates causing the Company to purchase their equity interests through fiscal 2036. The Put Rights, all of which relate either to common shares or membership interests in limited liability companies, provide that the cash consideration to be paid for their equity interests (the "Redemption Amount") be at fair value or a formula that management intended to reasonably approximate fair value based solely on a multiple of future earnings over a measurement period. Management's estimate of the aggregate Redemption Amount of all Put Rights that the Company could be required to pay is as follows (in thousands):

	As of	As of
	April 30, 2026	October 31, 2025
Redeemable at fair value	$433,581	$356,850
Redeemable based on a multiple of future earnings	103,073	110,508
Redeemable noncontrolling interests	$536,654	$467,358

During fiscal 2022, the holder of a 19.9% noncontrolling equity interest in a subsidiary of HFSC that was acquired in fiscal 2015 exercised their option to cause the Company to purchase their noncontrolling interest over a four-year period ending in fiscal 2026. Accordingly, the Company acquired the remaining equity interest in December 2025.

During fiscal 2024, the holders of a 15% noncontrolling equity interest in a subsidiary of the ETG that was acquired in fiscal 2019 exercised their option to cause the Company to purchase their noncontrolling interest over a four-year period ending in fiscal 2027. In March 2026, the Company acquired an additional one-fourth of such interest, which increased the Company's ownership interest in the subsidiary to 96.25%.

As discussed in Note 2, Acquisitions, the Company, through a subsidiary of HFSC, acquired 80% of the stock of Sherwood in April 2026. As part of the shareholders' agreement, the noncontrolling interest holders have the right to cause the Company to purchase their equity interest over a four-year period beginning in fiscal 2031, or sooner under certain conditions, and the Company has the right to purchase the same equity interest over the same period.

As discussed in Note 2, Acquisitions, the Company, through a subsidiary of HEICO Electronic, acquired 90% of the stock of SWA in April 2026. As part of the shareholders' agreement, the noncontrolling interest holder has the right to cause the Company to purchase their equity interest over a four-year period beginning in fiscal 2033, or sooner under certain conditions, and the Company has the right to purchase the same equity interest over the same period.

Index

During fiscal 2025, the holder of a 19.9% noncontrolling equity interest in a subsidiary of HFSC that was acquired in fiscal 2006 exercised their option to cause the Company to purchase their noncontrolling interest over a four-year period ending in fiscal 2028. In April 2026, the Company acquired an additional one-fourth of such interest, which increased the Company's ownership interest in the subsidiary to 90.05%.

During fiscal 2026, the holder of a 10% noncontrolling equity interest in a subsidiary of HEICO Electronic that was acquired in fiscal 2023 exercised their option to cause the Company to purchase a portion of their noncontrolling interest. In April 2026, the Company acquired 9% of such interest, which increased the Company's ownership interest in the subsidiary to 99%.

Accumulated Other Comprehensive Income

Changes in the components of accumulated other comprehensive income for the six months ended April 30, 2026 are as follows (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income
Balances as of October 31, 2025	$6,187	($606)	$5,581
Unrealized gain (loss)	1,896	(15)	1,881
Amortization of unrealized loss	—	10	10
Balances as of April 30, 2026	$8,083	($611)	$7,472

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by operating segment for the six months ended April 30, 2026 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2025	$1,997,178	$1,664,446	$3,661,624
Goodwill acquired	232,991	309,387	542,378
Foreign currency translation adjustments	499	801	1,300
Adjustments to goodwill	200	(8,116)	(7,916)
Balances as of April 30, 2026	$2,230,868	$1,966,518	$4,197,386

The goodwill acquired pertains to the fiscal 2026 acquisitions described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed. The Company estimates that $165 million of the goodwill acquired in fiscal 2026 will be deductible for income tax purposes. Foreign currency translation adjustments are included in other comprehensive income (loss) in the Company's Condensed Consolidated Statements of

Index

Comprehensive Income. The adjustments to goodwill represent immaterial measurement period adjustments to the allocation of the purchase consideration of certain fiscal 2025 acquisitions.

Identifiable intangible assets consist of the following (in thousands):

	As of April 30, 2026			As of October 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$1,309,393	($427,303)	$882,090	$1,131,443	($373,100)	$758,343
Intellectual property	661,877	(176,071)	485,806	540,836	(153,783)	387,053
Other	5,249	(4,819)	430	8,651	(8,127)	524
	1,976,519	(608,193)	1,368,326	1,680,930	(535,010)	1,145,920
Non-Amortizing Assets:
Trade names	346,831	—	346,831	325,520	—	325,520
	$2,323,350	($608,193)	$1,715,157	$2,006,450	($535,010)	$1,471,440
    The increase in the gross carrying amount of customer relationships, intellectual property, and trade names as of April 30, 2026 compared to October 31, 2025 principally relates to such intangible assets recognized in connection with the fiscal 2026 acquisitions (see Note 2, Acquisitions).

Amortization expense related to intangible assets for the six months ended April 30, 2026 and 2025 was $76.7 million and $67.0 million, respectively. Amortization expense related to intangible assets for the three months ended April 30, 2026 and 2025 was $40.8 million and $34.8 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2026 is estimated to be $83.7 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $163.1 million in fiscal 2027, $156.1 million in fiscal 2028, $149.5 million in fiscal 2029, $141.7 million in fiscal 2030, $130.9 million in fiscal 2031, and $543.3 million thereafter.

Index

5.     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	As of	As of
	April 30, 2026	October 31, 2025
Borrowings under revolving credit facility	$1,380,000	$960,000
2028 senior unsecured notes	600,000	600,000
2033 senior unsecured notes	600,000	600,000
Finance leases and notes payable	16,290	17,890
Less: Debt discount and debt issuance costs	(9,000)	(9,945)
Total debt	2,587,290	2,167,945
Less: Current maturities of long-term debt	(3,402)	(3,358)
Long-term debt, net of current maturities	$2,583,888	$2,164,587

Revolving Credit Facility

The Company's borrowings under its revolving credit facility mature in fiscal 2028. As of April 30, 2026 and October 31 2025, the weighted average interest rate on borrowings under the Company's revolving credit facility ("Credit Facility") was 5.0% and 5.3%, respectively. The Credit Facility contains both financial and non-financial covenants. As of April 30, 2026, the Company was in compliance with all such covenants.

Senior Unsecured Notes

The Company's senior unsecured notes consist of $600 million principal amount of 5.25% Senior Notes due August 1, 2028 (the "2028 Notes") and $600 million principal amount of 5.35% Senior Notes due August 1, 2033 (the "2033 Notes" and, collectively with the 2028 Notes, the "Notes"). Interest on the Notes is payable semi-annually in arrears on February 1 and August 1 of each year. The 2028 Notes and 2033 Notes each have an effective interest rate of 5.5%. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company's existing and future subsidiaries that guarantee the Company's obligations under the Credit Facility (the "Guarantor Group"). As of April 30, 2026, the Company was in compliance with all covenants related to the Notes.

The following table sets forth the carrying value and estimated fair value of the Company’s Notes, which are classified as Level 1 financial instruments in the fair value hierarchy (in thousands). The Company estimated the fair value of the Notes by taking the weighted average of market quotes for the exact security that was actively traded on April 30, 2026 and October 31, 2025.

Index

	As of April 30, 2026		As of October 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Notes	$597,046	$611,119	$596,437	$617,904
2033 Notes	593,954	610,696	593,618	624,320
Totals	$1,191,000	$1,221,815	$1,190,055	$1,242,224

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

    The following table presents the Company's contract assets and liabilities (in thousands):

	As of	As of
	April 30, 2026	October 31, 2025
Contract assets, current	$131,590	$119,257

Contract liabilities, current	(132,070)	(79,529)
Contract liabilities, long-term	(71,122)	(84,714)
Total contract liabilities	(203,192)	(164,243)

Net contract liabilities	($71,602)	($44,986)

The increase in the Company's contract assets during the first six months of fiscal 2026 principally reflects additional unbilled receivables on certain customer contracts using an over time recognition model in excess of billings, as well as the contract assets of a certain business acquired during fiscal 2026. The increase in the Company's total contract liabilities during the first six months of fiscal 2026 principally reflects the receipt of advance deposits on certain customer contracts, mainly at the FSG.

The amount of revenue that the Company recognized during the six and three months ended April 30, 2026 that was included in contract liabilities as of the beginning of fiscal 2026 was $55.8 million and $26.2 million, respectively.

Remaining Performance Obligations

Backlog, which the Company believes to be the equivalent of its remaining performance obligations, represents contractually committed or firm customer orders. As of April 30, 2026,

Index

the Company had $2,622.6 million of remaining performance obligations associated with firm contracts pertaining to many of the products offered by the FSG and ETG. The Company will recognize net sales as these obligations are satisfied. The Company expects to recognize $1,177.0 million of this amount during the remainder of fiscal 2026 and $1,445.6 million thereafter, of which the majority is expected to occur in fiscal 2027.

Disaggregation of Revenue

    The following table summarizes the Company’s net sales by product line for each operating segment (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2026	2025	2026	2025
Flight Support Group:
Aftermarket replacement parts (1)	$1,084,188	$925,990	$570,327	$469,962
Repair and overhaul parts and services (2)	422,529	342,105	225,875	186,656
Specialty products (3)	242,710	212,149	133,225	110,452
Total net sales	1,749,427	1,480,244	929,427	767,070

Electronic Technologies Group:
Electronic component parts primarily for defense, space and aerospace equipment (4)	680,107	539,713	378,945	276,091
Electronic component parts for equipment in various other industries (5)	150,100	132,769	80,587	66,076
Total net sales	830,207	672,482	459,532	342,167

Intersegment sales	(25,339)	(24,684)	(13,246)	(11,417)

Total consolidated net sales	$2,554,295	$2,128,042	$1,375,713	$1,097,820

(1)    Includes various jet engine and aircraft component replacement parts.
(2)    Includes primarily the sale of parts consumed in various repair and overhaul services on selected jet engine and aircraft components, avionics, instruments, composites and flight surfaces of commercial and military aircraft.
(3) Includes primarily the sale of specialty components such as missile hardware and components, thermal insulation blankets, renewable/reusable insulation systems, advanced niche components, complex composite assemblies, expanded foil mesh, emergency descent devices, personnel and cargo parachute products, as well as machining, brazing, fabricating and welding services.
(4)    Includes various types of electronic, data and microwave, and electro-optical component parts such as electro-optical infrared simulation and test equipment, electro-optical laser products, microwave and other power equipment, high-speed interface products, power conversion products, power distribution solutions, underwater locator beacons, emergency locator transmission beacons, traveling wave tube amplifiers, microwave power modules, a wide variety of memory products and radio frequency (RF) and microwave products, crashworthy primary fuel system bladders and ballistically self-sealing

Index

auxiliary fuel systems, high performance communications and electronic intercept receivers and tuners, high performance active antenna systems and airborne antennas, technical surveillance countermeasures (TSCM) equipment, custom high power filters and filter assemblies, radiation assurance services and products, and high-reliability, complex, passive electronic components and rotary joint assemblies, proprietary in-cabin power and entertainment components and subsystems, and cockpit displays and other avionics components.
(5)    Includes various component parts such as electromagnetic and radio frequency interference shielding, high voltage interconnection devices, high voltage advanced power electronics, harsh environment connectivity products, custom molded cable assemblies, silicone material for a variety of demanding applications, and rugged small form-factor embedded computing solutions, and high-performance test sockets and adaptors.

    The following table summarizes the Company’s net sales by industry for each operating segment (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2026	2025	2026	2025
Flight Support Group:
Aerospace	$1,301,485	$1,106,321	$675,013	$572,700
Defense and Space	405,776	344,001	226,399	178,112
Other (1)	42,166	29,922	28,015	16,258
Total net sales	1,749,427	1,480,244	929,427	767,070

Electronic Technologies Group:
Defense and Space	387,958	341,987	217,595	171,246
Other (2)	240,852	205,340	129,458	106,378
Aerospace	201,397	125,155	112,479	64,543
Total net sales	830,207	672,482	459,532	342,167

Intersegment sales	(25,339)	(24,684)	(13,246)	(11,417)

Total consolidated net sales	$2,554,295	$2,128,042	$1,375,713	$1,097,820

(1)    Principally industrial products.
(2)    Principally other electronics and medical products.

7.     INCOME TAXES

The Company's effective tax rate was 17.1% in the first six months of fiscal 2026, as compared to 14.4% in the first six months of fiscal 2025. The increase in the Company's effective tax rate principally reflects a smaller tax benefit from stock option exercises recognized in the first quarter of fiscal 2026. The Company recognized a discrete tax benefit from stock

Index

option exercises in the first quarter of fiscal 2026 and 2025 of $22.3 million and $27.2 million, respectively.

The Company's effective tax rate was 21.2% in the second quarter of fiscal 2026, as compared to 21.0% in the second quarter of fiscal 2025.

8.    FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of April 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$391,517	$—	$391,517
Money market fund	7,627	—	—	7,627
Total assets	$7,627	$391,517	$—	$399,144

Liabilities:
Contingent consideration	$—	$—	$53,395	$53,395

	As of October 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$378,930	$—	$378,930
Money market fund	11,940	—	—	11,940
Total assets	$11,940	$378,930	$—	$390,870

Liabilities:
Contingent consideration	$—	$—	$46,198	$46,198

The Company maintains the HEICO Corporation Leadership Compensation Plan (the "LCP"), which is a non-qualified deferred compensation plan. The assets of the LCP principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company, and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent an investment in a money market fund that is classified within Level 1. The assets of the LCP are held within an irrevocable trust and classified within other assets in the Company’s Condensed

Index

Consolidated Balance Sheets. The related liabilities of the LCP are included within other long-term liabilities and accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $390.7 million as of April 30, 2026 and $385.7 million as of October 31, 2025.

As part of the agreement to acquire 90% of the stock of a subsidiary by the ETG in fiscal 2026, the Company may be obligated to pay contingent consideration of up to $4.1 million in fiscal 2030 based on the earnings of the acquired entity during fiscal years 2028 and 2029. As of April 30, 2026, the estimated fair value of the contingent consideration was $2.7 million.

As part of the agreement to acquire 90% of the membership interests of a subsidiary by the FSG in fiscal 2025, the Company may be obligated to pay contingent consideration of up to $21.1 million in fiscal 2028 based on the earnings of the acquired entity during the three-year period following the acquisition provided the entity meets a certain earnings objective over the same three-year period. As of April 30, 2026, the estimated fair value of the contingent consideration was $14.7 million.

As part of the agreement to acquire 96% of the stock of a subsidiary by the FSG in fiscal 2022, the Company may be obligated to pay contingent consideration of up to $27.4 million in fiscal 2027 based on the earnings of the acquired entity during fiscal years 2025 and 2026. As of April 30, 2026, the estimated fair value of the contingent consideration was $22.9 million.

As part of the agreement to acquire 74% of the membership interests of a subsidiary by the FSG in fiscal 2022, the Company may be obligated to pay contingent consideration of $14.1 million in fiscal 2027 should the acquired entity meet a certain earnings objective during the five-year period following the acquisition. As of April 30, 2026, the estimated fair value of the contingent consideration was $13.2 million.

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

Index

The following unobservable inputs were used to derive the estimated fair value of the Company's Level 3 contingent consideration liabilities as of April 30, 2026:

Acquisition	Fair Value	Unobservable		Weighted
Date	(in thousands)	Input	Range	Average (1)
4-8-2026	$2,699	Compound annual revenue growth rate	0% - 10%	7%
		Discount rate	8.0% - 8.0%	8.0%

1-31-2025	14,650	Compound annual revenue growth rate	(1%) - 19%	10%
		Discount rate	6.5% - 6.5%	6.5%

7-18-2022	22,861	Compound annual revenue growth rate	5% - 9%	7%
		Discount rate	7.0% - 7.0%	7.0%

3-17-2022	13,185	Compound annual revenue growth rate	(4%) - 11%	8%
		Discount rate	7.0% - 7.0%	7.0%

(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

Changes in the Company’s contingent consideration liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the six months ended April 30, 2026 are as follows (in thousands):

Liabilities
Balance as of October 31, 2025	$46,198
Increase in accrued contingent consideration	4,502
Contingent consideration related to an acquisition	2,695
Balance as of April 30, 2026	$53,395

Included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$22,861
Other long-term liabilities	30,534
$53,395

The Company records changes in accrued contingent consideration within SG&A expenses in its Condensed Consolidated Statements of Operations.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of April 30, 2026 due to the relatively short maturity of the respective instruments. The

Index

carrying amount of borrowings under the Company's Credit Facility approximates fair value due to its variable interest rate. See Note 5, Long-Term Debt, for the estimated fair value of the Company’s senior unsecured notes.

9.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

    The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Six months ended April 30,		Three months ended April 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to HEICO	$423,989	$324,748	$233,801	$156,793

Denominator:
Weighted average common shares outstanding - basic	139,464	138,921	139,561	139,005
Effect of dilutive stock options	1,585	1,620	1,507	1,594
Weighted average common shares outstanding - diluted	141,049	140,541	141,068	140,599

Net income per share attributable to HEICO shareholders:
Basic	$3.04	$2.34	$1.68	$1.13
Diluted	$3.01	$2.31	$1.66	$1.12

Anti-dilutive stock options excluded	816	397	1,001	740

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

Index

Information on the Company’s two operating segments, the FSG and the ETG, for the six months ended April 30, 2026 and 2025, respectively, is as follows (in thousands):

	Segment		Corporate (1)	Intersegment (2)	Consolidated Totals
	FSG	ETG
Six months ended April 30, 2026:
Net sales to external customers	$1,748,184	$806,111	$—	$—
Intersegment net sales	1,243	24,096	—	(25,339)
Net sales	1,749,427	830,207	—	(25,339)	$2,554,295
Cost of sales	1,074,289	480,722	—	(25,205)
Other segment items (3)	231,341	154,430	—	—
Operating income	443,797	195,055	(28,382)	(134)	610,336
Capital expenditures	13,531	17,383	632	—	31,546
Depreciation (4)	14,038	14,085	891	—	29,014
Amortization (4)	43,728	34,115	785	—	78,628

Six months ended April 30, 2025:
Net sales to external customers	$1,479,430	$648,612	$—	$—
Intersegment net sales	814	23,870	—	(24,684)
Net sales	1,480,244	672,482	—	(24,684)	$2,128,042
Cost of sales	917,850	389,667	—	(22,941)
Other segment items (3)	211,298	128,479	—	—
Operating income	351,096	154,336	(28,732)	(1,743)	474,957
Capital expenditures	19,014	14,278	7	—	33,299
Depreciation (4)	13,187	12,030	999	—	26,216
Amortization (4)	41,094	27,007	785	—	68,886

(1) Corporate activity consists of unallocated corporate general and administrative expenses.
(2) Intersegment activity principally consists of net sales from the ETG to the FSG.
(3) Represents SG&A expenses.
(4) Depreciation and amortization expense disclosed by reportable segment are included within cost of sales and other segment items.

Index

Information on the Company’s two operating segments, the FSG and the ETG, for the three months ended April 30, 2026 and 2025, respectively, is as follows (in thousands):

	Segment		Corporate (1)	Intersegment (2)	Consolidated Totals
	FSG	ETG
Three months ended April 30, 2026:
Net sales to external customers	$928,879	$446,834	$—	$—
Intersegment net sales	548	12,698	—	(13,246)
Net sales	929,427	459,532	—	(13,246)	$1,375,713
Cost of sales	564,173	256,048	—	(14,033)
Other segment items (3)	122,190	81,675	—	—
Operating income	243,064	121,809	(15,223)	787	350,437
Capital expenditures	7,979	9,552	519	—	18,050
Depreciation (4)	7,257	7,162	434	—	14,853
Amortization (4)	22,634	18,754	393	—	41,781

Three months ended April 30, 2025:
Net sales to external customers	$766,642	$331,178	$—	$—
Intersegment net sales	428	10,989	—	(11,417)
Net sales	767,070	342,167	—	(11,417)	$1,097,820
Cost of sales	471,376	199,966	—	(11,326)
Other segment items (3)	110,714	64,321	—	—
Operating income	184,980	77,880	(14,617)	(91)	248,152
Capital expenditures	8,768	7,189	7	—	15,964
Depreciation (4)	6,609	6,061	498	—	13,168
Amortization (4)	21,840	13,476	393	—	35,709

(1) Corporate activity consists of unallocated corporate general and administrative expenses.
(2) Intersegment activity principally consists of net sales from the ETG to the FSG.
(3) Represents SG&A expenses.
(4) Depreciation and amortization expense disclosed by reportable segment are included within cost of sales and other segment items.

Total assets by operating segment are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of April 30, 2026	$5,117,985	$3,998,714	$475,514	$9,592,213
Total assets as of October 31, 2025	4,571,887	3,437,221	491,326	8,500,434

Index

11.     COMMITMENTS AND CONTINGENCIES

Guarantees
As of April 30, 2026, the Company had outstanding standby letters of credit and guarantees with financial institutions aggregating $15.3 million. These guarantees and standby letters of credit pertain to performance guarantees issued in connection with customer contracts entered into by certain of the Company's subsidiaries, and a payment guarantee related to potential workers' compensation claims.

Product Warranty

Changes in the Company’s product warranty liability for the six months ended April 30, 2026 and 2025, respectively, are as follows (in thousands):

	Six months ended April 30,
	2026	2025
Balances as of beginning of fiscal year	$5,768	$4,036
Acquired warranty liabilities	4,939	431
Accruals for warranties	4,693	1,261
Warranty claims settled	(2,238)	(1,402)
Balances as of April 30	$13,162	$4,326

Litigation

The Company is involved in various legal actions arising in the normal course of business. Based upon the Company’s and its legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

12.     SUBSEQUENT EVENT

The Company, through a subsidiary of HFSC, entered into an agreement to acquire 80% of the stock of a company that designs and manufactures track systems, mobility solutions, and armored steel components for military fighting vehicles. Closing is subject to standard closing conditions and is expected to occur in the third quarter of fiscal 2026. The remaining 20% interest will continue to be owned by certain members of the seller's management team. The purchase price of this acquisition is expected to be paid with cash using proceeds from the Company's revolving credit facility and is not material or significant to the Company's condensed consolidated financial statements.

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended October 31, 2025. There have been no material changes to our critical accounting policies during the six months ended April 30, 2026.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Our results of operations for the six and three months ended April 30, 2026 have been affected by the fiscal 2025 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2025 and the fiscal 2026 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to the Condensed Consolidated Financial Statements of this quarterly report.

Index

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Six months ended April 30,		Three months ended April 30,
	2026	2025	2026	2025
Net sales	$2,554,295	$2,128,042	$1,375,713	$1,097,820
Cost of sales	1,529,806	1,284,576	806,188	660,016
Selling, general and administrative expenses	414,153	368,509	219,088	189,652
Total operating costs and expenses	1,943,959	1,653,085	1,025,276	849,668
Operating income	$610,336	$474,957	$350,437	$248,152

Net sales by segment:
Flight Support Group	$1,749,427	$1,480,244	$929,427	$767,070
Electronic Technologies Group	830,207	672,482	459,532	342,167
Intersegment sales	(25,339)	(24,684)	(13,246)	(11,417)
	$2,554,295	$2,128,042	$1,375,713	$1,097,820

Operating income by segment:
Flight Support Group	$443,797	$351,096	$243,064	$184,980
Electronic Technologies Group	195,055	154,336	121,809	77,880
Other, primarily corporate	(28,516)	(30,475)	(14,436)	(14,708)
	$610,336	$474,957	$350,437	$248,152

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	40.1%	39.6%	41.4%	39.9%
Selling, general and administrative expenses	16.2%	17.3%	15.9%	17.3%
Operating income	23.9%	22.3%	25.5%	22.6%
Interest expense	(2.5%)	(3.1%)	(2.5%)	(3.0%)
Other income	.1%	.1%	.1%	.1%
Income tax expense	3.7%	2.8%	4.9%	4.1%
Net income attributable to noncontrolling interests	1.2%	1.3%	1.2%	1.3%
Net income attributable to HEICO	16.6%	15.3%	17.0%	14.3%

Index

Comparison of First Six Months of Fiscal 2026 to First Six Months of Fiscal 2025

Net Sales

Our consolidated net sales in the first six months of fiscal 2026 increased by 20% to a record $2,554.3 million, up from net sales of $2,128.0 million in the first six months of fiscal 2025. The increase in consolidated net sales principally reflects an increase of $269.2 million (an 18% increase) to a record $1,749.4 million in net sales of the FSG and an increase of $157.7 million (a 23% increase) to a record $830.2 million in net sales of the ETG. The net sales increase in the FSG reflects robust organic growth of 16% and net sales of $36.1 million contributed by fiscal 2025 and 2026 acquisitions. The FSG's organic net sales growth reflects increased demand within its aftermarket replacement parts, repair and overhaul parts and services, and specialty products product lines resulting in net sales increases of $161.9 million, $40.3 million, and $30.5 million, respectively. The net sales increase in the ETG reflects very strong organic growth of 12% and net sales of $79.8 million contributed by fiscal 2025 and 2026 acquisitions. The ETG's organic net sales growth is mainly attributable to increased demand for its other electronics, aerospace, and defense products resulting in net sales increases of $30.7 million, $21.8 million, and $19.9 million, respectively. Sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the first six months of fiscal 2026.

Gross Profit and Operating Expenses

Our consolidated gross profit margin improved to 40.1% in the first six months of fiscal 2026, up from 39.6% in the first six months of fiscal 2025, principally reflecting a .6% increase in the FSG’s gross profit margin. The increase in the FSG's gross profit margin principally reflects a more favorable product mix within its aftermarket replacement parts product line. Total new product research and development expenses included within our consolidated cost of sales were $68.4 million in the first six months of fiscal 2026, up from $56.3 million in the first six months of fiscal 2025.

Our consolidated selling, general and administrative ("SG&A") expenses were $414.2 million in the first six months of fiscal 2026, as compared to $368.5 million in the first six months of fiscal 2025. The increase in consolidated SG&A expenses reflects $19.3 million attributable to our fiscal 2025 and 2026 acquisitions, an $11.3 million increase in share-based compensation expense, and costs incurred to support the previously mentioned net sales growth, which resulted in increases of $11.8 million and $3.2 million in other selling expenses and other general and administrative expenses, respectively.

Our consolidated SG&A expenses as a percentage of net sales improved to 16.2% in the first six months of fiscal 2026, down from 17.3% in the first six months of fiscal 2025. The decrease in consolidated SG&A expenses as a percentage of net sales principally reflects efficiencies realized from the previously mentioned net sales growth.

Index

Operating Income

Our consolidated operating income increased by 29% to a record $610.3 million in the first six months of fiscal 2026, up from $475.0 million in the first six months of fiscal 2025. The increase in consolidated operating income principally reflects a $92.7 million increase (a 26% increase) to a record $443.8 million in operating income of the FSG and a $40.7 million increase (a 26% increase) to a record $195.1 million in operating income of the ETG. The increase in operating income of the FSG principally reflects the previously mentioned net sales growth, SG&A expense efficiencies realized from the net sales growth, and the previously mentioned improved gross profit margin. The increase in operating income of the ETG principally reflects the previously mentioned net sales growth and SG&A expense efficiencies realized from the net sales growth.

Our consolidated operating income as a percentage of net sales improved to 23.9% in the first six months of fiscal 2026, up from 22.3% in the first six months of fiscal 2025. The increase in consolidated operating income as a percentage of net sales principally reflects an increase in the FSG’s operating income as a percentage of net sales to 25.4% in the first six months of fiscal 2026, up from 23.7% in the first six months of fiscal 2025, and an increase in the ETG's operating income as a percentage of net sales to 23.5% in the first six months of fiscal 2026, up from 23.0% in the first six months of fiscal 2025. The increase in the FSG's operating income as a percentage of net sales reflects a 1.1% impact from a decrease in SG&A expenses as a percentage of net sales, mainly due to the previously mentioned SG&A expense efficiencies and the previously mentioned improved gross profit margin. The increase in the ETG's operating income as a percentage of net sales principally reflects the previously mentioned SG&A expense efficiencies.

Interest Expense

Interest expense decreased to $63.6 million in the first six months of fiscal 2026, down from $65.3 million in the first six months of fiscal 2025. The decrease in interest expense was principally due to a lower weighted-average interest rate on outstanding borrowings under our revolving credit facility, partially offset by an increase in the amount of debt outstanding.

Other Income

Other income in the first six months of fiscal 2026 and 2025 was not material.

Income Tax Expense

Our effective tax rate was 17.1% in the first six months of fiscal 2026, as compared to 14.4% in the first six months of fiscal 2025. The increase in our effective tax rate principally reflects a smaller tax benefit from stock option exercises recognized in the first quarter of fiscal 2026. We recognized a discrete tax benefit from stock option exercises in the first quarter of fiscal 2026 and 2025 of $22.3 million and $27.2 million, respectively.

Index

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $31.1 million in the first six months of fiscal 2026, as compared to $27.3 million in the first six months of fiscal 2025. The increase in net income attributable to noncontrolling interests principally reflects improved operating results of certain subsidiaries in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased by 31% to a record $424.0 million, or $3.01 per diluted share, in the first six months of fiscal 2026, up from $324.7 million, or $2.31 per diluted share, in the first six months of fiscal 2025, principally reflecting the previously mentioned higher consolidated operating income.

Comparison of Second Quarter of Fiscal 2026 to Second Quarter of Fiscal 2025

Net Sales

Our consolidated net sales in the second quarter of fiscal 2026 increased by 25% to a record $1,375.7 million, up from net sales of $1,097.8 million in the second quarter of fiscal 2025. The increase in consolidated net sales principally reflects an increase of $162.4 million (a 21% increase) to a record $929.4 million in net sales of the FSG and an increase of $117.4 million (a 34% increase) to a record $459.5 million in net sales of the ETG. The net sales increase in the FSG reflects strong organic growth of 19% and net sales of $17.4 million contributed by fiscal 2026 acquisitions. The FSG's organic net sales growth reflects increased demand within its aftermarket replacement parts, specialty products, and repair and overhaul parts and services product lines resulting in net sales increases of $102.4 million, $22.7 million, and $19.7 million, respectively. The net sales increase in the ETG reflects strong organic growth of 17% and net sales of $58.3 million contributed by fiscal 2026 and 2025 acquisitions. The ETG's organic net sales growth is mainly attributable to increased demand for its other electronics, defense, aerospace, and space products resulting in net sales increases of $22.6 million, $16.5 million, $13.8 million, and $4.0 million, respectively. Sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the second quarter of fiscal 2026.

Gross Profit and Operating Expenses

Our consolidated gross profit margin improved to 41.4% in the second quarter of fiscal 2026, up from 39.9% in the second quarter of fiscal 2025, principally reflecting a 2.7% increase in the ETG’s gross profit margin and a .8% increase in the FSG's gross profit margin. The increase in the ETG's gross profit margin principally reflects the previously mentioned higher net sales and a more favorable product mix of its aerospace products. The increase in the FSG's

Index

gross profit margin principally reflects a more favorable product mix within its aftermarket replacement parts product line. Total new product research and development expenses included within our consolidated cost of sales were $36.4 million in the second quarter of fiscal 2026, up from $28.7 million in the second quarter of fiscal 2025.

Our consolidated SG&A expenses were $219.1 million in the second quarter of fiscal 2026, as compared to $189.7 million in the second quarter of fiscal 2025. The increase in consolidated SG&A expenses reflects $11.8 million attributable to our fiscal 2026 and 2025 acquisitions, $4.9 million of higher share-based compensation expense, and costs incurred to support the previously mentioned net sales growth, which resulted in increases of $6.9 million and $5.8 million in other selling expenses and other general and administrative expenses, respectively.

Our consolidated SG&A expenses as a percentage of net sales improved to 15.9% in the second quarter of fiscal 2026, down from 17.3% in the second quarter of fiscal 2025. The decrease in consolidated SG&A expenses as a percentage of net sales principally reflects efficiencies realized from the previously mentioned net sales growth.

Operating Income

Our consolidated operating income increased by 41% to a record $350.4 million in the second quarter of fiscal 2026, up from $248.2 million in the second quarter of fiscal 2025. The increase in consolidated operating income principally reflects a $58.1 million increase (a 31% increase) to a record $243.1 million in operating income of the FSG and a $43.9 million increase (a 56% increase) to a record $121.8 million in operating income of the ETG. The increase in operating income of the FSG principally reflects the previously mentioned net sales growth, SG&A expense efficiencies realized from the net sales growth, and the previously mentioned improved gross profit margin. The increase in operating income of the ETG principally reflects the previously mentioned net sales growth and improved gross profit margin, as well as SG&A expense efficiencies realized from the net sales growth.

Our consolidated operating income as a percentage of net sales improved to 25.5% in the second quarter of fiscal 2026, up from 22.6% in the second quarter of fiscal 2025. The increase in consolidated operating income as a percentage of net sales principally reflects an increase in the ETG’s operating income as a percentage of net sales to 26.5% in the second quarter of fiscal 2026, up from 22.8% in the second quarter of fiscal 2025, and an increase in the FSG's operating income as a percentage of net sales to 26.2% in the second quarter of fiscal 2026, up from 24.1% in the second quarter of fiscal 2025. The increase in the ETG's operating income as a percentage of net sales reflects the previously mentioned improved gross profit margin and a 1.0% impact from a decrease in SG&A expenses as a percentage of net sales, primarily driven by the previously mentioned SG&A expense efficiencies. The increase in the FSG's operating income as a percentage of net sales reflects a 1.3% impact from a decrease in SG&A expenses as a percentage of net sales, primarily driven by the previously mentioned SG&A expense efficiencies, and the previously mentioned improved gross profit margin.

Index

Interest Expense

Interest expense increased to $34.2 million in the second quarter of fiscal 2026, as compared to $32.9 million in the second quarter of fiscal 2025. The increase in interest expense was principally due to an increase in the amount of outstanding debt, partially offset by a lower weighted-average interest rate on borrowings outstanding under our revolving credit facility.

Other Income

Other income in the second quarter of fiscal 2026 and 2025 was not material.

Income Tax Expense

Our effective tax rate was 21.2% in the second quarter of fiscal 2026, as compared to 21.0% in the second quarter of fiscal 2025.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $16.5 million in the second quarter of fiscal 2026, as compared to $13.7 million in the second quarter of fiscal 2025. The increase in net income attributable to noncontrolling interests principally reflects improved operating results of certain subsidiaries in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased by 49% to a record $233.8 million, or $1.66 per diluted share, in the second quarter of fiscal 2026, up from $156.8 million, or $1.12 per diluted share, in the second quarter of fiscal 2025 principally reflecting the previously mentioned higher consolidated operating income.

Outlook

For the remainder of fiscal 2026, we expect increased net sales at both the FSG and ETG to continue to be supported by underlying demand for our products and contributions from recent acquisitions. We intend to continue evaluating acquisition opportunities that are consistent with our strategic objectives. Our capital allocation approach remains focused on balancing organic growth and acquisitions while maintaining liquidity and financial flexibility.

Index

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, interest payments, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. We now estimate fiscal 2026 capital expenditures to be approximately $85 to $95 million. We finance our activities primarily from our operating and financing activities, including borrowings under our revolving credit facility. The revolving credit facility and senior unsecured notes contain both financial and non-financial covenants. As of April 30, 2026, we were in compliance with all such covenants and our total debt to shareholders’ equity ratio was 53.3%.

Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our revolving credit facility will be sufficient to fund our cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $470.6 million in the first six months of fiscal 2026 and consisted primarily of net income from consolidated operations of $455.1 million, depreciation and amortization expense of $107.6 million (a non-cash item), $22.5 million in share-based compensation expense (a non-cash item), net changes of $18.4 million included in the "Other" caption (principally the receipt of advance deposits on certain long-term customer contracts), net changes in other long-term liabilities and assets related to the HEICO Corporation Leadership Compensation Plan (the "LCP") of $13.7 million (principally participant deferrals and employer contributions), an $11.8 million deferred income tax provision (a non-cash item), and $10.5 million in employer contributions to the HEICO Savings and Investment Plan (a non-cash item), partially offset by a $173.5 million increase in net working capital. The increase in net working capital is inclusive of a $75.9 million decrease in accrued expenses and other current liabilities, mainly reflecting the payment of fiscal 2025 accrued performance-based compensation, distributions to participants of the LCP, and the payment of payroll taxes arising from withholding requirements on stock option exercises, partially offset by accrued performance-based compensation expense; as well as a $65.1 million increase in accounts receivable resulting from the timing of collections, and a $40.5 million increase in inventories to support an increase in consolidated backlog, partially offset by a $50.0 million increase in trade accounts payable.

Net cash provided by operating activities increased by $62.8 million (a 15% increase) in the first six months of fiscal 2026, up from $407.7 million in the first six months of fiscal 2025. The increase is principally attributable to a $103.0 million increase in net income from consolidated operations and a $29.7 million increase in the deferred income tax provision, partially offset by a $79.8 million increase in net working capital.

Investing Activities

Net cash used in investing activities totaled $851.0 million in the first six months of fiscal 2026 and related primarily to acquisitions of $821.3 million, capital expenditures of $31.5

Index

million, and LCP funding of $16.8 million, partially offset by $22.7 million in proceeds from corporate-owned life insurance policy withdrawals within the LCP. Further details regarding our fiscal 2026 acquisitions may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash provided by financing activities in the first six months of fiscal 2026 totaled $371.9 million. During the first six months of fiscal 2026, we borrowed $830.7 million under our revolving credit facility, which was partially offset by $410.7 million in payments made on our revolving credit facility, $16.7 million of cash dividends paid on our common stock, $16.4 million of distributions to noncontrolling interests, and $12.4 million of payments to acquire certain noncontrolling interests.

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

Guarantor Group Summarized Financial Information

On July 27, 2023, we completed the public offer and sale of senior unsecured notes, which consisted of $600 million principal amount of 5.25% Senior Notes due August 1, 2028 (the "2028 Notes") and $600 million principal amount of 5.35% Senior Notes due August 1, 2033 (the "2033 Notes" and, collectively with the 2028 Notes, the "Notes"). The Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future subsidiaries that guarantee our obligations under our revolving credit facility ("Credit Facility") (the “Guarantor Group”). We were in compliance with all covenants related to the Notes as of April 30, 2026.

The Notes were issued pursuant to an Indenture, dated as of July 27, 2023 (the “Base Indenture”), between HEICO and certain of its subsidiaries (collectively, the "Subsidiary Guarantors") and Truist Bank, as trustee (the “Trustee”), as supplemented by a First Supplemental Indenture, dated as of July 27, 2023 (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), between us, the Subsidiary Guarantors and the Trustee. The Notes are direct, unsecured senior obligations of HEICO and rank equally in right of payment with all of our existing and future senior unsecured indebtedness. Each Subsidiary Guarantor is owned either directly or indirectly by the Company and jointly and severally guarantee our obligations under the Notes. None of the Subsidiary Guarantors are

Index

organized outside of the U.S. A list of Subsidiary Guarantors is included as Exhibit 22 to this quarterly report.

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

Index

	As of	As of
	April 30, 2026	October 31, 2025
Current assets (excluding net intercompany receivable from non-guarantor subsidiaries)	$2,123,657	$1,927,805
Noncurrent assets	5,762,109	5,280,470
Net intercompany receivable from/ (payable to) non-guarantor subsidiaries	261,747	260,672
Current liabilities (excluding net intercompany payable to non-guarantor subsidiaries)	803,528	721,365
Noncurrent liabilities	3,168,916	2,751,782
Redeemable noncontrolling interests	336,344	337,818
Noncontrolling interests	72,558	63,792

Six months ended
April 30, 2026
Net sales	$2,167,061
Gross profit	850,380
Operating income	522,163
Net income from consolidated operations	429,763
Net income attributable to HEICO	405,799

Six months ended
April 30, 2026
Intercompany net sales	$7,397
Intercompany management fee	1,969
Intercompany interest income	4,566
Intercompany dividends	42,504

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

Index

PART II. OTHER INFORMATION
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS

On February 4, 2026, we acquired 100% of the membership interests of EthosEnergy Accessories and Components, LLC and 100% of the stock of EthosEnergy Accessories and Components, Limited (collectively, “Ethos”). The purchase price of this acquisition was paid in cash using proceeds from the Company's revolving credit facility and through the issuance of 95,483 shares of HEICO Class A Common Stock. The HEICO Class A Common Stock issued in connection with the acquisition of Ethos was not registered under the Securities Act of 1933, in accordance with Section 4(a)(2) thereunder, as a transaction by an issuer not involving any public offering. See Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements for additional information.

On April 6, 2026, we acquired 80% of the stock of Sherwood Avionics and Accessories, Inc. ("Sherwood"). The purchase price of this acquisition was paid in cash using proceeds from the Company's revolving credit facility and through the issuance of 86,474 shares of HEICO Class A Common Stock. The HEICO Class A Common Stock issued in connection with the acquisition of Sherwood was not registered under the Securities Act of 1933, in accordance with Section 4(a)(2) and Rule 506(b) of Regulation D thereunder, as a transaction by an issuer not involving any public offering. See Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements for additional information.

Item 5.    OTHER EVENTS

None of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the second quarter ended April 30, 2026.

Index

Item 6.    EXHIBITS

Exhibit	Description

22	Subsidiary Guarantors and Issuers of Guaranteed Securities. *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer. *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer. *

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *

32.1	Section 1350 Certification of Co-Chief Executive Officer. **

32.2	Section 1350 Certification of Co-Chief Executive Officer. **

32.3	Section 1350 Certification of Chief Financial Officer. **

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). *

*    Filed herewith.
**    Furnished herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEICO CORPORATION

Date:	May 29, 2026	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ BRADLEY K. ROWEN
Bradley K. Rowen Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)