Form 10-Q
period 2026-07-31
HEICO CORP
filed 2026-08-27
CIK 46619

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of August 25, 2026 is as follows:

Common Stock, $.01 par value	55,241,647	shares
Class A Common Stock, $.01 par value	84,515,758	shares

Index
HEICO CORPORATION

Index
PART I. FINANCIAL INFORMATION; Item 1. FINANCIAL STATEMENTS

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(in thousands, except per share data)

	July 31, 2026	October 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$240,959	$217,781
Accounts receivable, net	736,335	637,615
Contract assets	134,443	119,257
Inventories, net	1,447,885	1,295,336
Prepaid expenses and other current assets	165,869	86,377
Total current assets	2,725,491	2,356,366

Property, plant and equipment, net	478,326	431,710
Goodwill	4,356,143	3,661,624
Intangible assets, net	1,776,942	1,471,440
Other assets	599,709	579,294
Total assets	$9,936,611	$8,500,434

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,513	$3,358
Trade accounts payable	297,102	231,040
Accrued expenses and other current liabilities	676,264	577,624
Income taxes payable	26,200	19,982
Total current liabilities	1,003,079	832,004

Long-term debt, net of current maturities	2,537,660	2,164,587
Deferred income taxes	181,511	107,186
Other long-term liabilities	571,536	550,124
Total liabilities	4,293,786	3,653,901

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests (Note 3)	617,893	467,358

Shareholders’ equity:
Preferred Stock, $.01 par value per share; 10,000 shares authorized; none issued	—	—
Common Stock, $.01 par value per share; 150,000 shares authorized; 55,242 and 55,143 shares issued and outstanding	552	551
Class A Common Stock, $.01 par value per share; 150,000 shares authorized; 84,511 and 84,198 shares issued and outstanding	845	842
Capital in excess of par value	728,827	650,667
Deferred compensation obligation	8,096	8,096
HEICO stock held by irrevocable trust	(8,096)	(8,096)
Accumulated other comprehensive (loss) income	(4,580)	5,581
Retained earnings	4,222,045	3,647,678
Total HEICO shareholders’ equity	4,947,689	4,305,319
Noncontrolling interests	77,243	73,856
Total shareholders’ equity	5,024,932	4,379,175
Total liabilities and equity	$9,936,611	$8,500,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
(in thousands, except per share data)

	Nine months ended July 31,		Three months ended July 31,
	2026	2025	2026	2025

Net sales	$3,967,345	$3,275,633	$1,413,050	$1,147,591

Operating costs and expenses:
Cost of sales	2,361,869	1,975,010	832,063	690,434
Selling, general and administrative expenses	639,943	560,647	225,790	192,138

Total operating costs and expenses	3,001,812	2,535,657	1,057,853	882,572

Operating income	965,533	739,976	355,197	265,019

Interest expense	(99,551)	(97,024)	(35,904)	(31,701)
Other income	3,583	3,217	1,285	1,662

Income before income taxes and noncontrolling interests	869,565	646,169	320,578	234,980

Income tax expense	160,000	103,400	66,100	44,300

Net income from consolidated operations	709,565	542,769	254,478	190,680

Less: Net income attributable to noncontrolling interests	50,137	40,680	19,039	13,339

Net income attributable to HEICO	$659,428	$502,089	$235,439	$177,341

Net income per share attributable to HEICO shareholders:
Basic	$4.73	$3.61	$1.69	$1.27
Diluted	$4.67	$3.57	$1.67	$1.26

Weighted average number of common shares outstanding:
Basic	139,544	138,993	139,702	139,135
Diluted	141,122	140,678	141,269	140,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME – UNAUDITED
(in thousands)

	Nine months ended July 31,		Three months ended July 31,
	2026	2025	2026	2025

Net income from consolidated operations	$709,565	$542,769	$254,478	$190,680
Other comprehensive (loss) income:
Foreign currency translation adjustments	(11,555)	27,165	(12,535)	887
Unrealized loss on defined benefit pension plan, net of tax	(15)	—	—	—
Amortization of unrealized loss on defined benefit pension plan, net of tax	15	2	5	1
Total other comprehensive (loss) income	(11,555)	27,167	(12,530)	888
Comprehensive income from consolidated operations	698,010	569,936	241,948	191,568
Net income attributable to noncontrolling interests	50,137	40,680	19,039	13,339
Foreign currency translation adjustments attributable to noncontrolling interests	(1,394)	209	(478)	(405)
Comprehensive income attributable to noncontrolling interests	48,743	40,889	18,561	12,934
Comprehensive income attributable to HEICO	$649,267	$529,047	$223,387	$178,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Nine Months Ended July 31, 2026 and 2025
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2025	$467,358	$551	$842	$650,667	$8,096	($8,096)	$5,581	$3,647,678	$73,856	$4,379,175
Comprehensive income (loss)	34,456	—	—	—	—	—	(10,161)	659,428	14,287	663,554
Cash dividends ($.25 per share)	—	—	—	—	—	—	—	(34,889)	—	(34,889)
Issuance of common stock for acquisitions	—	—	2	42,268	—	—	—	—	—	42,270
Share-based compensation expense	—	—	—	34,439	—	—	—	—	—	34,439
Issuance of common stock to HEICO Savings and Investment Plan	—	1	—	19,350	—	—	—	—	—	19,351
Proceeds from stock option exercises	—	—	1	5,293	—	—	—	—	—	5,294
Redemptions of common stock related to stock option exercises	—	—	—	(4,924)	—	—	—	—	—	(4,924)
Noncontrolling interests assumed related to acquisitions	103,410	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(25,341)	—	—	—	—	—	—	—	(479)	(479)
Acquisitions of noncontrolling interests	(12,744)	—	—	(18,170)	—	—	—	—	(10,661)	(28,831)
Adjustments to redemption amount of redeemable noncontrolling interests	50,072	—	—	—	—	—	—	(50,072)	—	(50,072)
Other	682	—	—	(96)	—	—	—	(100)	240	44
Balances as of July 31, 2026	$617,893	$552	$845	$728,827	$8,096	($8,096)	($4,580)	$4,222,045	$77,243	$5,024,932

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of October 31, 2024	$366,156	$550	$838	$599,399	$7,272	($7,272)	($26,076)	$3,062,166	$60,529	$3,697,406
Comprehensive income	28,883	—	—	—	—	—	26,958	502,089	12,006	541,053
Cash dividends ($.23 per share)	—	—	—	—	—	—	—	(31,968)	—	(31,968)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	1	15,937	—	—	—	—	—	15,939
Share-based compensation expense	—	—	—	18,346	—	—	—	—	—	18,346
Issuance of common stock for an acquisition	—	—	1	10,122	—	—	—	—	—	10,123
Proceeds from stock option exercises	—	—	2	11,678	—	—	—	—	—	11,680
Redemptions of common stock related to stock option exercises	—	—	—	(1,979)	—	—	—	—	—	(1,979)
Noncontrolling interests assumed related to acquisitions	27,906	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(25,514)	—	—	—	—	—	—	—	(1,448)	(1,448)
Acquisitions of noncontrolling interests	(5,773)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	43,129	—	—	—	—	—	—	(43,129)	—	(43,129)
Other	2,800	—	—	(3,189)	—	—	—	(381)	—	(3,570)
Balances as of July 31, 2025	$437,587	$551	$842	$650,314	$7,272	($7,272)	$882	$3,488,777	$71,087	$4,212,453
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - UNAUDITED
For the Three Months Ended July 31, 2026 and 2025
(in thousands, except per share data)

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of April 30, 2026	$536,654	$552	$845	$729,863	$8,096	($8,096)	$7,472	$4,033,326	$82,859	$4,854,917
Comprehensive income (loss)	13,557	—	—	—	—	—	(12,052)	235,439	5,004	228,391
Cash dividends ($.13 per share)	—	—	—	—	—	—	—	(18,165)	—	(18,165)
Share-based compensation expense	—	—	—	11,922	—	—	—	—	—	11,922
Issuance of common stock to HEICO Savings and Investment Plan	—	—	—	3,737	—	—	—	—	—	3,737
Proceeds from stock option exercises	—	—	—	1,451	—	—	—	—	—	1,451
Redemptions of common stock related to stock option exercises	—	—	—	(111)	—	—	—	—	—	(111)
Noncontrolling interest assumed related to acquisitions	48,714	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(9,257)	—	—	—	—	—	—	—	(199)	(199)
Acquisitions of noncontrolling interests	(330)	—	—	(18,170)	—	—	—	—	(10,661)	(28,831)
Adjustments to redemption amount of redeemable noncontrolling interests	28,555	—	—	—	—	—	—	(28,555)	—	(28,555)
Other	—	—	—	135	—	—	—	—	240	375
Balances as of July 31, 2026	$617,893	$552	$845	$728,827	$8,096	($8,096)	($4,580)	$4,222,045	$77,243	$5,024,932

		HEICO Shareholders' Equity
	Redeemable Noncontrolling Interests	Common Stock	Class A Common Stock	Capital in Excess of Par Value	Deferred Compensation Obligation	HEICO Stock Held by Irrevocable Trust	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Shareholders' Equity
Balances as of April 30, 2025	$436,471	$550	$840	$637,981	$7,272	($7,272)	($411)	$3,328,591	$67,756	$4,035,307
Comprehensive income	9,423	—	—	—	—	—	1,293	177,341	3,511	182,145
Cash dividends ($.12 per share)	—	—	—	—	—	—	—	(16,696)	—	(16,696)
Issuance of common stock to HEICO Savings and Investment Plan	—	1	1	2,875	—	—	—	—	—	2,877
Share-based compensation expense	—	—	—	7,675	—	—	—	—	—	7,675
Proceeds from stock option exercises	—	—	1	5,893	—	—	—	—	—	5,894
Redemptions of common stock related to stock option exercises	—	—	—	(564)	—	—	—	—	—	(564)
Noncontrolling interest assumed related to acquisitions	29	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(9,506)	—	—	—	—	—	—	—	(180)	(180)
Acquisitions of noncontrolling interests	(1,568)	—	—	—	—	—	—	—	—	—
Adjustments to redemption amount of redeemable noncontrolling interests	320	—	—	—	—	—	—	(320)	—	(320)
Other	2,418	—	—	(3,546)	—	—	—	(139)	—	(3,685)
Balances as of July 31, 2025	$437,587	$551	$842	$650,314	$7,272	($7,272)	$882	$3,488,777	$71,087	$4,212,453
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEICO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Nine months ended July 31,
	2026	2025
Operating Activities:
Net income from consolidated operations	$709,565	$542,769
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	166,385	144,869
Share-based compensation expense	34,439	18,346
Employer contributions to HEICO Savings and Investment Plan	17,892	14,186
Increase in accrued contingent consideration, net	7,973	8,974
Deferred income tax provision (benefit)	2,755	(28,789)
Payment of contingent consideration	—	(2,190)
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(58,724)	(36,063)
Increase in contract assets	(8,337)	(20,305)
Increase in inventories	(78,368)	(60,157)
(Increase) decrease in prepaid expenses and other current assets	(33,505)	14,874
Increase in trade accounts payable	47,275	28,919
(Decrease) increase in accrued expenses and other current liabilities	(13,781)	11,903
Decrease in income taxes payable	(8,961)	(27,675)
Net changes in other long-term liabilities and assets related to HEICO Leadership Compensation Plan	16,244	23,042
Other	15,054	6,237
Net cash provided by operating activities	815,906	638,940

Investing Activities:
Acquisitions, net of cash acquired	(1,018,164)	(629,928)
Capital expenditures	(54,104)	(46,038)
Investments related to HEICO Leadership Compensation Plan	(19,397)	(21,689)
Proceeds from corporate-owned life insurance policy withdrawals	22,654	—
Other	(3,858)	(39)
Net cash used in investing activities	(1,072,869)	(697,694)

Financing Activities:
Proceeds from issuance of senior unsecured notes	1,191,506	—
Payments on revolving credit facility	(1,845,700)	(275,000)
Borrowings on revolving credit facility	1,030,700	495,000
Cash dividends paid	(34,889)	(31,968)
Acquisitions of noncontrolling interests	(29,345)	(5,773)
Distributions to noncontrolling interests	(25,820)	(27,248)
Redemptions of common stock related to stock option exercises	(4,924)	(1,979)
Debt issuance costs	(4,582)	—
Payment of contingent consideration	—	(5,954)
Proceeds from stock option exercises	5,294	11,680
Other	(2,234)	(3,509)
Net cash provided by financing activities	280,006	155,249

Effect of exchange rate changes on cash	135	3,290

Net increase in cash and cash equivalents	23,178	99,785
Cash and cash equivalents at beginning of year	217,781	162,103
Cash and cash equivalents at end of period	$240,959	$261,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

HEICO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of HEICO Corporation and its subsidiaries (collectively, “HEICO,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Therefore, the condensed consolidated financial statements do not include all information and footnotes normally included in annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2025. The October 31, 2025 Condensed Consolidated Balance Sheet has been derived from the Company’s audited consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of shareholders' equity and statements of cash flows for such interim periods presented. The results of operations for the nine months ended
July 31, 2026 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Index

In June 2026, the Company, through an 80%-owned subsidiary of HFSC in which William Cook Holdings Limited holds a 20% ownership interest, acquired 100% of the stock of Cook Defence Systems Limited, William Cook Stanhope Limited and William Cook Intermodal Limited (collectively, “Cook Defence”). Cook Defence designs and manufactures track systems, mobility solutions, and armored steel components for military fighting vehicles. See Note 3, Selected Financial Statement Information - Redeemable Noncontrolling Interests, for additional information.

In June 2026, the Company, through a subsidiary of HEICO Electronic, acquired 90% of the membership interests of CalRamic Technologies LLC ("CalRamic"). CalRamic designs and manufactures high-voltage ceramic capacitors for high-reliability applications, primarily serving the aerospace and defense markets, as well as select industrial niches. The remaining 10% interest will continue to be owned by a member of CalRamic's management team. See Note 3, Selected Financial Statement Information - Redeemable Noncontrolling Interests, for additional information. The purchase price of this acquisition was paid in cash using cash provided by operating activities.

Unless otherwise noted, the purchase price of each of the aforementioned acquisitions was paid in cash, principally using proceeds from the Company's revolving credit facility, and is not material or significant to the Company's condensed consolidated financial statements.

The following table summarizes the aggregate total consideration for the Company's fiscal 2026 acquisitions (in thousands):

Cash paid	$1,031,258
Less: cash acquired	(10,322)
Cash paid, net	1,020,936
Issuance of common stock for acquisitions	42,270
Contingent consideration	2,695
Amounts due from sellers, net	(14,263)
Total consideration	$1,051,638

Index

The following table summarizes the allocation of the aggregate total consideration for the Company's fiscal 2026 acquisitions to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed (in thousands):

Assets acquired:
Goodwill	$705,253
Customer relationships	233,260
Intellectual property	155,832
Inventories	78,532
Accounts receivable	40,837
Trade names	38,728
Property, plant and equipment	33,653
Other assets	19,721
Total assets acquired, excluding cash	1,305,816

Liabilities assumed:
Deferred income taxes	77,732
Accrued expenses	26,918
Accounts payable	17,254
Other liabilities	28,864
Total liabilities assumed	150,768

Noncontrolling interests in consolidated subsidiaries	103,410

Net assets acquired, excluding cash	$1,051,638

The allocation of the total consideration for the fiscal 2026 acquisitions to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed is preliminary until the Company obtains final information regarding their fair values. However, the Company does not expect any adjustment to such allocation to be material to the Company's consolidated financial statements. The primary items that generated the goodwill recognized were the premiums paid by the Company for the future earnings potential of the businesses acquired and the value of their assembled workforces that do not qualify for separate recognition, which, in the case of Sherwood, SWA, Cook Defence, and CalRamic, benefit both the Company and the noncontrolling interest holders. The fair value of the noncontrolling interests in these entities was determined based on the consideration paid by the Company for its controlling ownership interests, which the Company concluded represented the best estimate of fair value. The weighted-average amortization periods of the customer relationships, intellectual property, and trade names acquired are 12 years, 15 years, and indefinite, respectively.

Index

The operating results of the fiscal 2026 acquisitions were included in the Company's results of operations as of each effective acquisition date. Net sales of the fiscal 2026 acquisitions included in the Condensed Consolidated Statement of Operations for the nine and three months ended July 31, 2026 were $133.5 million and $83.9 million, respectively. The amount of earnings of the fiscal 2026 acquisitions included in the Condensed Consolidated Statement of Operations for the nine and three months ended July 31, 2026 is not material. Had the fiscal 2026 acquisitions occurred as of November 1, 2024, net sales on a pro forma basis for the nine and three months ended July 31, 2026 would have been $4,099.1 million and $1,418.7 million, respectively, and pro forma net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders for the nine and three months ended July 31, 2026 would not have been materially different than the reported amounts. Had the fiscal 2026 acquisitions occurred as of November 1, 2024, net sales on a pro forma basis for the nine and three months ended July 31, 2025 would have been $3,520.7 million and $1,233.1 million, respectively, and pro forma net income from consolidated operations, net income attributable to HEICO, and basic and diluted net income per share attributable to HEICO shareholders for the nine and three months ended July 31, 2025 would not have been materially different than the reported amounts.

3.     SELECTED FINANCIAL STATEMENT INFORMATION

Accounts Receivable

	As of	As of
(in thousands)	July 31, 2026	October 31, 2025
Accounts receivable	$748,601	$647,864
Less: Allowance for doubtful accounts	(12,266)	(10,249)
Accounts receivable, net	$736,335	$637,615

Inventories

	As of	As of
(in thousands)	July 31, 2026	October 31, 2025
Finished products	$778,706	$715,286
Work in process	142,801	119,611
Materials, parts, assemblies and supplies	526,378	460,439
Inventories, net of valuation reserves	$1,447,885	$1,295,336

Index

Property, Plant and Equipment

	As of	As of
(in thousands)	July 31, 2026	October 31, 2025
Land	$97,294	$85,134
Buildings and improvements	269,408	255,776
Machinery, equipment and tooling	529,486	476,735
Construction in progress	31,454	21,812
	927,642	839,457
Less: Accumulated depreciation and amortization	(449,316)	(407,747)
Property, plant and equipment, net	$478,326	$431,710

Accrued Customer Rebates and Credits

The aggregate amount of accrued customer rebates and credits included within accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets was $36.3 million as of July 31, 2026 and $30.7 million as of October 31, 2025. The total customer rebates and credits deducted within net sales for the nine months ended July 31, 2026 and 2025 was $20.2 million and $12.8 million, respectively. The total customer rebates and credits deducted within net sales for the three months ended July 31, 2026 and 2025 was $9.3 million and $4.9 million, respectively.

Research and Development Expenses

The amount of new product research and development ("R&D") expenses included in cost of sales is as follows (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2026	2025	2026	2025
R&D expenses	$104,460	$88,275	$36,097	$31,929

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

	As of	As of
	July 31, 2026	October 31, 2025
Redeemable at fair value	$514,882	$356,850
Redeemable based on a multiple of future earnings	103,011	110,508
Redeemable noncontrolling interests	$617,893	$467,358

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

During fiscal 2026, the holder of a 10% noncontrolling equity interest in a subsidiary of HEICO Electronic that was acquired in fiscal 2023 exercised its option to require the Company to purchase a portion of its noncontrolling interest. In April 2026, the Company acquired an additional 9% ownership interest, increasing the Company's ownership interest in the subsidiary to 99%.

As discussed in Note 2, Acquisitions, the Company, through an 80%-owned subsidiary of HFSC, acquired 100% of the stock of Cook Defence in June 2026. As part of the shareholders' agreement, the noncontrolling interest holder has the right to cause the Company to purchase their equity interest over a four-year period beginning in fiscal 2031, or sooner under certain conditions, and the Company has the right to purchase the same equity interest over the same period.

As discussed in Note 2, Acquisitions, the Company, through a subsidiary of HEICO Electronic, acquired 90% of the membership interests of CalRamic in June 2026. As part of the operating agreement, the noncontrolling interest holder has the right to cause the Company to purchase their membership interest beginning in fiscal 2032, or sooner under certain conditions, and the Company has the right to purchase the same membership interest over the same period.

Accumulated Other Comprehensive (Loss) Income

Changes in the components of accumulated other comprehensive (loss) income for the nine months ended July 31, 2026 are as follows (in thousands):

	Foreign Currency Translation	Defined Benefit Pension Plan	Accumulated Other Comprehensive (Loss) Income
Balances as of October 31, 2025	$6,187	($606)	$5,581
Unrealized loss	(10,161)	(15)	(10,176)
Amortization of unrealized loss	—	15	15
Balances as of July 31, 2026	($3,974)	($606)	($4,580)

Index

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by operating segment for the nine months ended July 31, 2026 are as follows (in thousands):

	Segment		Consolidated Totals
	FSG	ETG
Balances as of October 31, 2025	$1,997,178	$1,664,446	$3,661,624
Goodwill acquired	393,225	312,028	705,253
Adjustments to goodwill	200	(6,546)	(6,346)
Foreign currency translation adjustments	(315)	(4,073)	(4,388)
Balances as of July 31, 2026	$2,390,288	$1,965,855	$4,356,143

The goodwill acquired pertains to the fiscal 2026 acquisitions described in Note 2, Acquisitions, and represents the residual value after the allocation of the total consideration to the tangible and identifiable intangible assets acquired and liabilities and noncontrolling interests assumed. The Company estimates that $172 million of the goodwill acquired in fiscal 2026 will be deductible for income tax purposes. Foreign currency translation adjustments are included in other comprehensive (loss) income in the Company's Condensed Consolidated Statements of Comprehensive Income. The adjustments to goodwill represent immaterial measurement period adjustments to the allocation of the purchase consideration of certain fiscal 2025 acquisitions.

Identifiable intangible assets consist of the following (in thousands):

	As of July 31, 2026			As of October 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets:
Customer relationships	$1,356,362	($450,710)	$905,652	$1,131,443	($373,100)	$758,343
Intellectual property	695,564	(188,422)	507,142	540,836	(153,783)	387,053
Other	5,265	(4,858)	407	8,651	(8,127)	524
	2,057,191	(643,990)	1,413,201	1,680,930	(535,010)	1,145,920
Non-Amortizing Assets:
Trade names	363,741	—	363,741	325,520	—	325,520
	$2,420,932	($643,990)	$1,776,942	$2,006,450	($535,010)	$1,471,440

    The increase in the gross carrying amount of customer relationships, intellectual property, and trade names as of July 31, 2026 compared to October 31, 2025 principally relates to such intangible assets recognized in connection with the fiscal 2026 acquisitions (see Note 2, Acquisitions).

Amortization expense related to intangible assets for the nine months ended July 31, 2026 and 2025 was $120.0 million and $101.7 million, respectively. Amortization expense related to intangible assets for the three months ended July 31, 2026 and 2025 was $43.3 million and

Index

$34.7 million, respectively. Amortization expense related to intangible assets for the remainder of fiscal 2026 is estimated to be $43.6 million. Amortization expense for each of the next five fiscal years and thereafter is estimated to be $170.8 million in fiscal 2027, $163.7 million in fiscal 2028, $156.9 million in fiscal 2029, $149.0 million in fiscal 2030, $138.0 million in fiscal 2031, and $591.2 million thereafter.

5.     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	As of	As of
	July 31, 2026	October 31, 2025
Borrowings under revolving credit facility	$145,000	$960,000
2028 senior unsecured notes	600,000	600,000
2031 senior unsecured notes	550,000	—
2033 senior unsecured notes	600,000	600,000
2036 senior unsecured notes	650,000	—
Finance leases and notes payable	15,838	17,890
Less: Debt discount and debt issuance costs	(19,665)	(9,945)
Total debt	2,541,173	2,167,945
Less: Current maturities of long-term debt	(3,513)	(3,358)
Long-term debt, net of current maturities	$2,537,660	$2,164,587

Revolving Credit Facility

The Company's borrowings under its revolving credit facility mature in fiscal 2031. As of July 31, 2026 and October 31, 2025, the weighted average interest rate on borrowings under the Company's revolving credit facility ("Credit Facility") was 4.6% and 5.3%, respectively. The Credit Facility contains both financial and non-financial covenants. As of July 31, 2026, the Company was in compliance with all such covenants.

On June 11, 2026, the Company entered into a fourth amendment to its Credit Facility, to, among other things, (i) increase the capacity by $200 million to $2.2 billion, (ii) extend the maturity date to June 11, 2031, (iii) modify the Applicable Rate to be calculated based upon the most recently published ratings for the Company’s senior unsecured, non-credit enhanced, long-term indebtedness for borrowed money, and (iv) release the Company’s subsidiary guarantors from their guarantees under the Credit Facility. The Credit Facility includes features that will allow the Company, subject to certain conditions, to (i) increase the capacity by $800 million to become a $3.0 billion facility through increased commitments from existing and/or additional lenders and (ii) request up to two one-year extensions of the maturity date.

Index

As a result of the release of the Company's subsidiary guarantors from their guarantees under the Credit Facility, each respective subsidiary guarantor was also automatically released from such subsidiary's guarantee of the Company’s obligations under the securities issued under the Company’s Indenture dated July 27, 2023 and First Supplemental Indenture, dated July 27, 2023, being the Company’s outstanding 2028 Notes (as defined below) and 2033 Notes (as defined below).

The Company may elect for borrowings under the Credit Facility to accrue interest at Term SOFR for the elected interest period, or a Base Rate, plus in each case, the Applicable Rate (based on the Company’s Index Debt Rating). Term SOFR shall never be less than 0%. The Base Rate for any day is a fluctuating rate per annum equal to the highest of (i) the rate of interest in effect for such day as publicly announced from time to time by Truist Bank as its prime lending rate; (ii) the Federal Funds Rate plus 0.50%; and (iii) Term SOFR for an Interest Period of one month plus 100 basis points; provided that the Base Rate shall never be less than 0%. The Applicable Rate for SOFR Loans ranges from 0.75% to 1.250%. The Applicable Rate for Base Rate Loans ranges from 0.0% to 0.25%. A fee is charged on the amount of the unused commitment ranging from 0.09% to 0.20%. In addition, the Company may also elect for borrowings under the Credit Facility to accrue interest at Daily Simple RFR plus the Applicable Rate for RFR Loans, or the SOFR Index Rate plus the Applicable Rate for SOFR Loans. Eurocurrency Rate Loans accrue interest at the Adjusted Eurocurrency Rate for the elected interest period plus the Applicable Rate for Eurocurrency Rate Loans.

The Credit Facility also includes a $200 million sublimit for swingline borrowings, a $200 million sublimit for letters of credit and a $100 million sublimit for borrowings made in foreign currencies. Outstanding principal, accrued and unpaid interest and other amounts payable under the Credit Facility may be accelerated upon an event of default, as such events are described in the Credit Facility. The Credit Facility is unsecured and contains covenants that require, among other things, the maintenance of a Total Leverage Ratio. As used in this paragraph and the three immediately preceding paragraphs, capitalized terms shall have the meanings ascribed to them in the Credit Facility.

The Company incurred $3.2 million of debt issuance costs related to the fourth amendment of the Credit Facility, which were classified as other assets in the Company's Condensed Consolidated Balance Sheet and are being amortized to interest expense over the remaining term of the Credit Facility.

Senior Unsecured Notes

On July 16, 2026, the Company completed the public offering of $550 million aggregate principal amount of 4.950% Senior Notes due August 1, 2031 (the "2031 Notes") and $650 million aggregate principal amount of 5.400% Senior Notes due August 1, 2036 (the "2036 Notes"). The Company used the net proceeds from the offering to repay outstanding borrowings under its Credit Facility. The 2031 Notes and 2036 Notes were issued pursuant to an indenture, dated July 16, 2026, between the Company and Truist Bank, as trustee. Interest on the 2031

Index

Notes and 2036 Notes is payable semi-annually on February 1 and August 1 of each year, commencing February 1, 2027.

The 2031 Notes and 2036 Notes are senior unsecured obligations of the Company and rank equally in right of payment with the Company's existing and future senior unsecured indebtedness. The 2031 Notes and 2036 Notes are redeemable at the Company's option prior to the applicable par call date at the redemption prices specified in the indenture and thereafter at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a change of control triggering event, the Company may be required to offer to repurchase the 2031 Notes and 2036 Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest. The indenture contains customary covenants and events of default.

The Company received net proceeds of $1,191.5 million, net of debt discounts and underwriting fees. In addition, the Company incurred $2.7 million of debt issuance costs related to the offering. The aggregate unamortized debt discount and debt issuance costs of $11.1 million are presented as a direct deduction from long-term debt in the Company's Condensed Consolidated Balance Sheet and are amortized to interest expense over the respective terms of the 2031 Notes and 2036 Notes using the effective interest method.

The Company's senior unsecured notes consist of $600 million aggregate principal amount of 5.25% Senior Notes due August 1, 2028 (the "2028 Notes"), the 2031 Notes, $600 million aggregate principal amount of 5.35% Senior Notes due August 1, 2033 (the "2033 Notes"), and the 2036 Notes (collectively, the "Notes"). The 2028 Notes, 2033 Notes, and 2036 Notes each have an effective interest rate of 5.5%, and the 2031 Notes have an effective interest rate of 5.2%. As of July 31, 2026, the Company was in compliance with all covenants related to the Notes.

The following table sets forth the carrying value and estimated fair value of the Company’s Notes, which are classified as Level 1 financial instruments in the fair value hierarchy (in thousands). The Company estimated the fair value of the Notes by taking the weighted average of market quotes for the exact security that was actively traded on July 31, 2026 and October 31, 2025.

	As of July 31, 2026		As of October 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2028 Notes	$597,355	$606,329	$596,437	$617,904
2031 Notes	545,143	548,303	—	—
2033 Notes	594,124	600,131	593,618	624,320
2036 Notes	643,713	643,230	—	—
Totals	$2,380,335	$2,397,993	$1,190,055	$1,242,224

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

    The following table presents the Company's contract assets and liabilities (in thousands):

	As of	As of
	July 31, 2026	October 31, 2025
Contract assets, current	$134,443	$119,257

Contract liabilities, current	(134,377)	(79,529)
Contract liabilities, long-term	(65,261)	(84,714)
Total contract liabilities	(199,638)	(164,243)

Net contract liabilities	($65,195)	($44,986)

The increase in the Company's contract assets during the first nine months of fiscal 2026 principally reflects additional unbilled receivables on certain customer contracts using an over time recognition model in excess of billings, as well as the contract assets of certain businesses acquired during fiscal 2026. The increase in the Company's total contract liabilities during the first nine months of fiscal 2026 principally reflects the receipt of advance deposits on certain customer contracts, mainly at the FSG.

The amount of revenue that the Company recognized during the nine and three months ended July 31, 2026 that was included in contract liabilities as of the beginning of fiscal 2026 was $73.6 million and $17.8 million, respectively.

Remaining Performance Obligations

Backlog, which the Company believes to be the equivalent of its remaining performance obligations, represents contractually committed or firm customer orders. As of July 31, 2026, the Company had $2,824.8 million of remaining performance obligations associated with firm contracts pertaining to many of the products offered by the FSG and ETG. The Company will recognize net sales as these obligations are satisfied. The Company expects to recognize $783.4 million of this amount during the remainder of fiscal 2026 and $2,041.4 million thereafter, of which the majority is expected to occur in fiscal 2027.

Index

Disaggregation of Revenue

    The following table summarizes the Company’s net sales by product line for each operating segment (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2026	2025	2026	2025
Flight Support Group:
Aftermarket replacement parts (1)	$1,640,465	$1,412,286	$556,277	$486,296
Repair and overhaul parts and services (2)	671,132	543,366	248,603	201,261
Specialty products (3)	385,633	327,253	142,923	115,104
Total net sales	2,697,230	2,282,905	947,803	802,661

Electronic Technologies Group:
Electronic component parts primarily for defense, space and aerospace equipment (4)	1,072,506	830,393	392,399	290,680
Electronic component parts for equipment in various other industries (5)	241,188	197,952	91,088	65,183
Total net sales	1,313,694	1,028,345	483,487	355,863

Intersegment sales	(43,579)	(35,617)	(18,240)	(10,933)

Total consolidated net sales	$3,967,345	$3,275,633	$1,413,050	$1,147,591

(1)    Includes various jet engine and aircraft component replacement parts.
(2)    Includes primarily the sale of parts consumed in various repair and overhaul services on selected jet engine and aircraft components, avionics, instruments, composites and flight surfaces of commercial and military aircraft.
(3) Includes primarily the sale of specialty components such as missile hardware and components, thermal insulation blankets, renewable/reusable insulation systems, advanced niche components, complex composite assemblies, expanded foil mesh, emergency descent devices, personnel and cargo parachute products, armored vehicle track systems, as well as machining, brazing, fabricating and welding services.
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

Index

rotary joint assemblies, proprietary in-cabin power and entertainment components and subsystems, and cockpit displays and other avionics components.
(5)    Includes various component parts such as electromagnetic and radio frequency interference shielding, high voltage interconnection devices, high voltage advanced power electronics, harsh environment connectivity products, custom molded cable assemblies, silicone material for a variety of demanding applications, and rugged small form-factor embedded computing solutions, and high-performance test sockets and adapters.

    The following table summarizes the Company’s net sales by industry for each operating segment (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2026	2025	2026	2025
Flight Support Group:
Aerospace	$1,969,867	$1,721,374	$668,382	$615,053
Defense and Space	653,427	516,287	247,651	172,286
Other (1)	73,936	45,244	31,770	15,322
Total net sales	2,697,230	2,282,905	947,803	802,661

Electronic Technologies Group:
Defense and Space	626,051	524,577	238,093	182,590
Other (2)	380,459	309,864	139,607	104,524
Aerospace	307,184	193,904	105,787	68,749
Total net sales	1,313,694	1,028,345	483,487	355,863

Intersegment sales	(43,579)	(35,617)	(18,240)	(10,933)

Total consolidated net sales	$3,967,345	$3,275,633	$1,413,050	$1,147,591

(1)    Principally industrial products.
(2)    Principally other electronics and medical products.

7.     INCOME TAXES

The Company's effective tax rate was 18.4% in the first nine months of fiscal 2026, as compared to 16.0% in the first nine months of fiscal 2025. The increase in the Company's effective tax rate principally reflects a smaller tax benefit from stock option exercises recognized in the first quarter of fiscal 2026. The Company recognized a discrete tax benefit from stock option exercises in the first quarter of fiscal 2026 and 2025 of $22.3 million and $27.2 million, respectively.

The Company's effective tax rate was 20.6% in the third quarter of fiscal 2026, as compared to 18.9% in the third quarter of fiscal 2025. The increase in the Company's effective

Index

tax rate principally reflects a smaller favorable impact from tax-exempt unrealized gains recognized in the cash surrender values of life insurance policies related to the HEICO Corporation Leadership Compensation Plan in the third quarter of fiscal 2026 as compared to the third quarter of fiscal 2025.

8.    FAIR VALUE MEASUREMENTS

The Company's assets and liabilities that were measured at fair value on a recurring basis are set forth by level within the fair value hierarchy in the following tables (in thousands):

	As of July 31, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$406,887	$—	$406,887
Money market fund	2,278	—	—	2,278
Total assets	$2,278	$406,887	$—	$409,165

Liabilities:
Contingent consideration	$—	$—	$69,097	$69,097

	As of October 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Deferred compensation plan:
Corporate-owned life insurance	$—	$378,930	$—	$378,930
Money market fund	11,940	—	—	11,940
Total assets	$11,940	$378,930	$—	$390,870

Liabilities:
Contingent consideration	$—	$—	$46,198	$46,198

The Company maintains the HEICO Corporation Leadership Compensation Plan (the "LCP"), which is a non-qualified deferred compensation plan. The assets of the LCP principally represent cash surrender values of life insurance policies, which derive their fair values from investments in mutual funds that are managed by an insurance company, and are classified within Level 2 and valued using a market approach. Certain other assets of the LCP represent an investment in a money market fund that is classified within Level 1. The assets of the LCP are held within an irrevocable trust and classified within other assets in the Company’s Condensed Consolidated Balance Sheets. The related liabilities of the LCP are included within other long-

Index

term liabilities and accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets and have an aggregate value of $401.2 million as of July 31, 2026 and $385.7 million as of October 31, 2025.

As part of the agreement to acquire the remaining ownership interests of a subsidiary by the ETG in fiscal 2026, which was accounted for as an equity transaction, the Company may be obligated to pay contingent consideration of up to $20.0 million in the aggregate during fiscal years 2027 through 2029 based on the entity's financial and operational performance during the three-year period following the transaction. As of July 31, 2026, the estimated fair value of the contingent consideration was $12.2 million. See Note 9, Shareholders' Equity, for additional information.

As part of the agreement to acquire 90% of the stock of a subsidiary by the ETG in fiscal 2026, the Company may be obligated to pay contingent consideration of up to $4.1 million in fiscal 2030 based on the earnings of the acquired entity during fiscal years 2028 and 2029. As of July 31, 2026, the estimated fair value of the contingent consideration was $2.7 million.

As part of the agreement to acquire 90% of the membership interests of a subsidiary by the FSG in fiscal 2025, the Company may be obligated to pay contingent consideration of up to $21.1 million in fiscal 2028 based on the earnings of the acquired entity during the three-year period following the acquisition provided the entity meets a certain earnings objective over the same three-year period. As of July 31, 2026, the estimated fair value of the contingent consideration was $15.9 million.

As part of the agreement to acquire 96% of the stock of a subsidiary by the FSG in fiscal 2022, the Company may be obligated to pay contingent consideration of up to $27.4 million in fiscal 2027 based on the earnings of the acquired entity during fiscal years 2025 and 2026. As of July 31, 2026, the estimated fair value of the contingent consideration was $24.7 million.

As part of the agreement to acquire 74% of the membership interests of a subsidiary by the FSG in fiscal 2022, the Company may be obligated to pay contingent consideration of $14.1 million in fiscal 2027 should the acquired entity meet a certain earnings objective during the five-year period following the acquisition. As of July 31, 2026, the estimated fair value of the contingent consideration was $13.6 million.

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

Index

consideration accrued and such changes will be recorded in the Company's consolidated statements of operations.

The following unobservable inputs were used to derive the estimated fair value of the Company's Level 3 contingent consideration liabilities as of July 31, 2026:

Acquisition	Fair Value	Unobservable		Weighted
Date	(in thousands)	Input	Range	Average (1)
6-30-2026	$12,231	Compound annual revenue growth rate	12% - 43%	35%
		Discount rate	9.1% - 9.2%	9.1%

4-8-2026	2,736	Compound annual revenue growth rate	0% - 10%	7%
		Discount rate	8.2% - 8.2%	8.2%

1-31-2025	15,856	Compound annual revenue growth rate	(1%) - 19%	11%
		Discount rate	6.7% - 6.7%	6.7%

7-18-2022	24,683	Compound annual revenue growth rate	6% - 9%	7%
		Discount rate	6.8% - 6.8%	6.8%

3-17-2022	13,591	Compound annual revenue growth rate	10% - 11%	11%
		Discount rate	5.1% - 5.1%	5.1%

(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

Index

Changes in the Company’s contingent consideration liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the nine months ended July 31, 2026 are as follows (in thousands):

Liabilities
Balance as of October 31, 2025	$46,198
Contingent consideration related to the acquisition of noncontrolling interests	12,183
Increase in accrued contingent consideration	8,021
Contingent consideration related to an acquisition	2,695
Balance as of July 31, 2026	$69,097

Included in the accompanying Condensed Consolidated Balance Sheet under the following captions:
Accrued expenses and other current liabilities	$40,102
Other long-term liabilities	28,995
$69,097

The Company records changes in accrued contingent consideration associated with business combinations within SG&A expenses in its Condensed Consolidated Statements of Operations. Changes in contingent consideration associated with acquisitions of noncontrolling interests that are accounted for as equity transactions are recognized as adjustments to capital in excess of par value.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses and other current liabilities approximate fair value as of July 31, 2026 due to the relatively short maturity of the respective instruments. The carrying amount of borrowings under the Company's Credit Facility approximates fair value due to its variable interest rate. See Note 5, Long-Term Debt, for the estimated fair value of the Company’s senior unsecured notes.

9.    SHAREHOLDERS' EQUITY

Consistent with the Company's strategy of increasing its ownership in certain majority-owned subsidiaries, in June 2026, through a subsidiary of HEICO Electronic, the Company acquired the remaining equity interest in SST Components, Inc., which operates as VPT Components. The purchase price for the remaining equity interest was paid in cash using cash provided by operating activities and included a $12.2 million accrual representing the estimated fair value of contingent consideration. The acquisition of the remaining equity interest was accounted for as an equity transaction, and the Company did not recognize any gain or loss in connection with the transaction. See Note 8, Fair Value Measurements, for additional information regarding the Company's contingent consideration obligation.

Index

10.    NET INCOME PER SHARE ATTRIBUTABLE TO HEICO SHAREHOLDERS

    The computation of basic and diluted net income per share attributable to HEICO shareholders is as follows (in thousands, except per share data):

	Nine months ended July 31,		Three months ended July 31,
	2026	2025	2026	2025
Numerator:
Net income attributable to HEICO	$659,428	$502,089	$235,439	$177,341

Denominator:
Weighted average common shares outstanding - basic	139,544	138,993	139,702	139,135
Effect of dilutive stock options	1,578	1,685	1,567	1,815
Weighted average common shares outstanding - diluted	141,122	140,678	141,269	140,950

Net income per share attributable to HEICO shareholders:
Basic	$4.73	$3.61	$1.69	$1.27
Diluted	$4.67	$3.57	$1.67	$1.26

Anti-dilutive stock options excluded	829	506	854	726

11.    OPERATING SEGMENTS

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

Index

Information on the Company’s two operating segments, the FSG and the ETG, for the nine months ended July 31, 2026 and 2025, respectively, is as follows (in thousands):

	Segment		Corporate (1)	Intersegment (2)	Consolidated Totals
	FSG	ETG
Nine months ended July 31, 2026:
Net sales to external customers	$2,694,619	$1,272,726	$—	$—
Intersegment net sales	2,611	40,968	—	(43,579)
Net sales	2,697,230	1,313,694	—	(43,579)	$3,967,345
Cost of sales	1,649,643	754,713	—	(42,487)
Other segment items (3)	358,491	238,361	—	—
Operating income	689,096	320,620	(43,091)	(1,092)	965,533
Capital expenditures	20,395	32,952	757	—	54,104
Depreciation (4)	21,770	21,599	1,328	—	44,697
Amortization (4)	68,453	53,235	—	—	121,688

Nine months ended July 31, 2025:
Net sales to external customers	$2,281,624	$994,009	$—	$—
Intersegment net sales	1,281	34,336	—	(35,617)
Net sales	2,282,905	1,028,345	—	(35,617)	$3,275,633
Cost of sales	1,413,297	594,675	—	(32,962)
Other segment items (3)	320,186	198,336	—	—
Operating income	549,422	235,334	(42,125)	(2,655)	739,976
Capital expenditures	26,238	19,731	69	—	46,038
Depreciation (4)	20,283	18,586	1,496	—	40,365
Amortization (4)	62,579	40,748	1,177	—	104,504

(1) Corporate activity consists of unallocated corporate general and administrative expenses.
(2) Intersegment activity principally consists of net sales from the ETG to the FSG.
(3) Represents SG&A expenses.
(4) Depreciation and amortization expense disclosed by reportable segment are included within cost of sales and other segment items.

Index

Information on the Company’s two operating segments, the FSG and the ETG, for the three months ended July 31, 2026 and 2025, respectively, is as follows (in thousands):

	Segment		Corporate (1)	Intersegment (2)	Consolidated Totals
	FSG	ETG
Three months ended July 31, 2026:
Net sales to external customers	$946,435	$466,615	$—	$—
Intersegment net sales	1,368	16,872	—	(18,240)
Net sales	947,803	483,487	—	(18,240)	$1,413,050
Cost of sales	575,354	273,991	—	(17,282)
Other segment items (3)	127,150	83,931	—	—
Operating income	245,299	125,565	(14,709)	(958)	355,197
Capital expenditures	6,864	15,569	125	—	22,558
Depreciation (4)	7,732	7,514	437	—	15,683
Amortization (4)	24,725	19,120	(785)	—	43,060

Three months ended July 31, 2025:
Net sales to external customers	$802,194	$345,397	$—	$—
Intersegment net sales	467	10,466	—	(10,933)
Net sales	802,661	355,863	—	(10,933)	$1,147,591
Cost of sales	495,447	205,008	—	(10,021)
Other segment items (3)	108,888	69,857	—	—
Operating income	198,326	80,998	(13,393)	(912)	265,019
Capital expenditures	7,224	5,453	62	—	12,739
Depreciation (4)	7,096	6,556	497	—	14,149
Amortization (4)	21,485	13,741	392	—	35,618

(1) Corporate activity consists of unallocated corporate general and administrative expenses.
(2) Intersegment activity principally consists of net sales from the ETG to the FSG.
(3) Represents SG&A expenses.
(4) Depreciation and amortization expense disclosed by reportable segment are included within cost of sales and other segment items. Corporate amortization for the three months ended July 31, 2026 reflects a year-to-date reclassification of debt issuance cost amortization associated with the Company’s Credit Facility from SG&A expenses to interest expense.

Total assets by operating segment are as follows (in thousands):

			Other, Primarily Corporate	Consolidated Totals
	Segment
	FSG	ETG
Total assets as of July 31, 2026	$5,452,443	$3,987,629	$496,539	$9,936,611
Total assets as of October 31, 2025	4,571,887	3,437,221	491,326	8,500,434

Index

12.     COMMITMENTS AND CONTINGENCIES

Guarantees
As of July 31, 2026, the Company had outstanding standby letters of credit and guarantees with financial institutions aggregating $14.4 million. These guarantees and standby letters of credit pertain to performance guarantees issued in connection with customer contracts entered into by certain of the Company's subsidiaries, and a payment guarantee related to potential workers' compensation claims.

Product Warranty

Changes in the Company’s product warranty liability for the nine months ended July 31, 2026 and 2025, respectively, are as follows (in thousands):

	Nine months ended July 31,
	2026	2025
Balances as of beginning of fiscal year	$5,768	$4,036
Accruals for warranties	6,990	1,955
Acquired warranty liabilities	5,859	1,052
Warranty claims settled	(3,965)	(2,265)
Balances as of July 31	$14,652	$4,778

As of July 31, 2026 and October 31, 2025, product warranty liabilities included in accrued expenses and other current liabilities were $7.8 million and $5.8 million, respectively, and product warranty liabilities included in other long-term liabilities were $6.9 million and $0.0 million, respectively.

Litigation

The Company is involved in various legal actions arising in the normal course of business. Based upon the Company’s and its legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

13.     SUBSEQUENT EVENT

The Company, through HEICO Electronic, entered into an agreement to acquire 100% of the stock of a company that designs and manufactures underwater locator beacon and locating device solutions for aircraft and maritime applications. Closing is subject to governmental approval and standard closing conditions and is expected to occur in the fourth quarter of fiscal 2026. The purchase price of this acquisition is expected to be paid with cash using proceeds from the Company's revolving credit facility and is not material or significant to the Company's condensed consolidated financial statements.

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

Our critical accounting policies, which require management to make judgments about matters that are inherently uncertain, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended October 31, 2025. There have been no material changes to our critical accounting policies during the nine months ended July 31, 2026.

Our business is comprised of two operating segments: the Flight Support Group (“FSG”), consisting of HEICO Aerospace Holdings Corp. and HEICO Flight Support Corp. and their respective subsidiaries; and the Electronic Technologies Group (“ETG”), consisting of HEICO Electronic Technologies Corp. and its subsidiaries.

Our results of operations for the nine and three months ended July 31, 2026 have been affected by the fiscal 2025 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended October 31, 2025 and the fiscal 2026 acquisitions as further detailed in Note 2, Acquisitions, of the Notes to the Condensed Consolidated Financial Statements of this quarterly report.

Index

Results of Operations

The following table sets forth the results of our operations, net sales and operating income by segment and the percentage of net sales represented by the respective items in our Condensed Consolidated Statements of Operations (in thousands):

	Nine months ended July 31,		Three months ended July 31,
	2026	2025	2026	2025
Net sales	$3,967,345	$3,275,633	$1,413,050	$1,147,591
Cost of sales	2,361,869	1,975,010	832,063	690,434
Selling, general and administrative expenses	639,943	560,647	225,790	192,138
Total operating costs and expenses	3,001,812	2,535,657	1,057,853	882,572
Operating income	$965,533	$739,976	$355,197	$265,019

Net sales by segment:
Flight Support Group	$2,697,230	$2,282,905	$947,803	$802,661
Electronic Technologies Group	1,313,694	1,028,345	483,487	355,863
Intersegment sales	(43,579)	(35,617)	(18,240)	(10,933)
	$3,967,345	$3,275,633	$1,413,050	$1,147,591

Operating income by segment:
Flight Support Group	$689,096	$549,422	$245,299	$198,326
Electronic Technologies Group	320,620	235,334	125,565	80,998
Other, primarily corporate	(44,183)	(44,780)	(15,667)	(14,305)
	$965,533	$739,976	$355,197	$265,019

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	40.5%	39.7%	41.1%	39.8%
Selling, general and administrative expenses	16.1%	17.1%	16.0%	16.7%
Operating income	24.3%	22.6%	25.1%	23.1%
Interest expense	(2.5%)	(3.0%)	(2.5%)	(2.8%)
Other income	.1%	.1%	.1%	.1%
Income tax expense	4.0%	3.2%	4.7%	3.9%
Net income attributable to noncontrolling interests	1.3%	1.2%	1.3%	1.2%
Net income attributable to HEICO	16.6%	15.3%	16.7%	15.5%

Index

Comparison of First Nine Months of Fiscal 2026 to First Nine Months of Fiscal 2025

Net Sales

Our consolidated net sales in the first nine months of fiscal 2026 increased by 21% to a record $3,967.3 million, up from net sales of $3,275.6 million in the first nine months of fiscal 2025. The increase in consolidated net sales principally reflects an increase of $414.3 million (an 18% increase) to a record $2,697.2 million in net sales of the FSG and an increase of $285.3 million (a 28% increase) to a record $1,313.7 million in net sales of the ETG. The net sales increase in the FSG reflects robust organic growth of 15% and net sales of $81.9 million contributed by fiscal 2026 and 2025 acquisitions. The FSG's organic net sales growth reflects increased demand within its aftermarket replacement parts, repair and overhaul parts and services, and specialty products product lines resulting in net sales increases of $234.0 million, $50.7 million, and $46.4 million, respectively. The net sales increase in the ETG reflects very strong organic growth of 14% and net sales of $140.1 million contributed by fiscal 2026 and 2025 acquisitions. The ETG's organic net sales growth is mainly attributable to increased demand for its other electronics, defense, aerospace, and medical products resulting in net sales increases of $60.0 million, $36.3 million, $31.1 million, and $7.0 million, respectively. Sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the first nine months of fiscal 2026.

Gross Profit and Operating Expenses

Our consolidated gross profit margin improved to 40.5% in the first nine months of fiscal 2026, up from 39.7% in the first nine months of fiscal 2025, principally reflecting a .7% increase in the FSG’s gross profit margin and a .4% increase in the ETG’s gross profit margin. The increase in the FSG's gross profit margin principally reflects a more favorable product mix within its aftermarket replacement parts product line. The increase in the ETG's gross profit margin principally reflects the previously mentioned higher net sales of its aerospace products, partially offset by a lower proportion of net sales from its space products. Total new product research and development expenses included within our consolidated cost of sales were $104.5 million in the first nine months of fiscal 2026, up from $88.3 million in the first nine months of fiscal 2025.

Our consolidated selling, general and administrative ("SG&A") expenses were $639.9 million in the first nine months of fiscal 2026, as compared to $560.6 million in the first nine months of fiscal 2025. The increase in consolidated SG&A expenses reflects $36.1 million attributable to our fiscal 2026 and 2025 acquisitions, a $15.6 million increase in share-based compensation expense, and costs incurred to support the previously mentioned net sales growth, which resulted in increases of $17.9 million and $9.8 million in other selling expenses and other general and administrative expenses, respectively.

Our consolidated SG&A expenses as a percentage of net sales improved to 16.1% in the first nine months of fiscal 2026, down from 17.1% in the first nine months of fiscal 2025. The

Index

decrease in consolidated SG&A expenses as a percentage of net sales principally reflects efficiencies realized from the previously mentioned net sales growth.

Operating Income

Our consolidated operating income increased by 30% to a record $965.5 million in the first nine months of fiscal 2026, up from $740.0 million in the first nine months of fiscal 2025. The increase in consolidated operating income principally reflects a $139.7 million increase (a 25% increase) to a record $689.1 million in operating income of the FSG and an $85.3 million increase (a 36% increase) to a record $320.6 million in operating income of the ETG. The increase in operating income of the FSG principally reflects the previously mentioned net sales growth, the previously mentioned improved gross profit margin, and SG&A expense efficiencies realized from the net sales growth. The increase in operating income of the ETG principally reflects the previously mentioned net sales growth, SG&A expense efficiencies realized from the net sales growth, and the previously mentioned improved gross profit margin.

Our consolidated operating income as a percentage of net sales improved to 24.3% in the first nine months of fiscal 2026, up from 22.6% in the first nine months of fiscal 2025. The increase in consolidated operating income as a percentage of net sales principally reflects an increase in the FSG’s operating income as a percentage of net sales to 25.5% in the first nine months of fiscal 2026, up from 24.1% in the first nine months of fiscal 2025, and an increase in the ETG's operating income as a percentage of net sales to 24.4% in the first nine months of fiscal 2026, up from 22.9% in the first nine months of fiscal 2025. The increase in the FSG's operating income as a percentage of net sales reflects the previously mentioned improved gross profit margin and a .7% impact from a decrease in SG&A expenses as a percentage of net sales, mainly due to the previously mentioned SG&A expense efficiencies. The increase in the ETG's operating income as a percentage of net sales reflects a 1.1% impact from a decrease in SG&A expenses as a percentage of net sales, mainly due to the previously mentioned SG&A expense efficiencies, and the previously mentioned improved gross profit margin.

Interest Expense

Interest expense was $99.6 million in the first nine months of fiscal 2026, as compared to $97.0 million in the first nine months of fiscal 2025. The increase in interest expense was principally due to an increase in the amount of debt outstanding, partially offset by a lower weighted-average interest rate on outstanding borrowings under our revolving credit facility ("Credit Facility").

Other Income

Other income in the first nine months of fiscal 2026 and 2025 was not material.

Income Tax Expense

Our effective tax rate was 18.4% in the first nine months of fiscal 2026, as compared to

Index

16.0% in the first nine months of fiscal 2025. The increase in our effective tax rate principally reflects a smaller tax benefit from stock option exercises recognized in the first quarter of fiscal 2026. We recognized a discrete tax benefit from stock option exercises in the first quarter of fiscal 2026 and 2025 of $22.3 million and $27.2 million, respectively.

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $50.1 million in the first nine months of fiscal 2026, as compared to $40.7 million in the first nine months of fiscal 2025. The increase in net income attributable to noncontrolling interests principally reflects improved operating results of certain subsidiaries in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased by 31% to a record $659.4 million, or $4.67 per diluted share, in the first nine months of fiscal 2026, up from $502.1 million, or $3.57 per diluted share, in the first nine months of fiscal 2025, principally reflecting the previously mentioned higher consolidated operating income.

Comparison of Third Quarter of Fiscal 2026 to Third Quarter of Fiscal 2025

Net Sales

Our consolidated net sales in the third quarter of fiscal 2026 increased by 23% to a record $1,413.1 million, up from net sales of $1,147.6 million in the third quarter of fiscal 2025. The increase in consolidated net sales principally reflects an increase of $145.1 million (an 18% increase) to a record $947.8 million in net sales of the FSG and an increase of $127.6 million (a 36% increase) to a record $483.5 million in net sales of the ETG. The net sales increase in the FSG reflects strong organic growth of 12% and net sales of $45.8 million contributed by fiscal 2026 acquisitions. The FSG's organic net sales growth reflects increased demand within its aftermarket replacement parts, specialty products, and repair and overhaul parts and services product lines resulting in net sales increases of $72.1 million, $15.9 million, and $10.4 million, respectively. The net sales increase in the ETG reflects robust organic growth of 18% and net sales of $60.2 million contributed by fiscal 2026 and 2025 acquisitions. The ETG's organic net sales growth is mainly attributable to increased demand for its other electronics, defense, and aerospace products resulting in net sales increases of $29.3 million, $16.3 million, and $9.3 million, respectively. Sales price changes were not a significant contributing factor to the change in net sales of the FSG and ETG in the third quarter of fiscal 2026.

Index

Gross Profit and Operating Expenses

Our consolidated gross profit margin improved to 41.1% in the third quarter of fiscal 2026, up from 39.8% in the third quarter of fiscal 2025, principally reflecting a 1.0% increase in the FSG’s gross profit margin and a .9% increase in the ETG's gross profit margin. The increase in the FSG's gross profit margin principally reflects a more favorable product mix within its specialty products and aftermarket replacement parts product lines. The increase in the ETG's gross profit margin principally reflects the previously mentioned higher net sales of its aerospace products. Total new product research and development expenses included within our consolidated cost of sales were $36.1 million in the third quarter of fiscal 2026, up from $31.9 million in the third quarter of fiscal 2025.

Our consolidated SG&A expenses were $225.8 million in the third quarter of fiscal 2026, as compared to $192.1 million in the third quarter of fiscal 2025. The increase in consolidated SG&A expenses reflects $16.8 million attributable to our fiscal 2026 and 2025 acquisitions, $4.3 million of higher share-based compensation expense, and costs incurred to support the previously mentioned net sales growth, which resulted in increases of $6.6 million and $6.1 million in other general and administrative expenses and other selling expenses, respectively.

Our consolidated SG&A expenses as a percentage of net sales improved to 16.0% in the third quarter of fiscal 2026, down from 16.7% in the third quarter of fiscal 2025. The decrease in consolidated SG&A expenses as a percentage of net sales principally reflects efficiencies realized from the previously mentioned net sales growth.

Operating Income

Our consolidated operating income increased by 34% to a record $355.2 million in the third quarter of fiscal 2026, up from $265.0 million in the third quarter of fiscal 2025. The increase in consolidated operating income principally reflects a $47.0 million increase (a 24% increase) to a record $245.3 million in operating income of the FSG and a $44.6 million increase (a 55% increase) to a record $125.6 million in operating income of the ETG. The increase in operating income of the FSG principally reflects the previously mentioned net sales growth, the previously mentioned improved gross profit margin, and SG&A expense efficiencies realized from the net sales growth. The increase in operating income of the ETG principally reflects the previously mentioned net sales growth, SG&A expense efficiencies realized from the net sales growth, and the previously mentioned improved gross profit margin.

Our consolidated operating income as a percentage of net sales improved to 25.1% in the third quarter of fiscal 2026, up from 23.1% in the third quarter of fiscal 2025. The increase in consolidated operating income as a percentage of net sales principally reflects an increase in the ETG’s operating income as a percentage of net sales to 26.0% in the third quarter of fiscal 2026, up from 22.8% in the third quarter of fiscal 2025, and an increase in the FSG's operating income as a percentage of net sales to 25.9% in the third quarter of fiscal 2026, up from 24.7% in the third quarter of fiscal 2025. The increase in the ETG's operating income as a percentage of net sales reflects a 2.3% impact from a decrease in SG&A expenses as a percentage of net sales,

Index

primarily driven by the previously mentioned SG&A expense efficiencies and the previously mentioned improved gross profit margin. The increase in the FSG's operating income as a percentage of net sales principally reflects the previously mentioned improved gross profit margin.

Interest Expense

Interest expense was $35.9 million in the third quarter of fiscal 2026, as compared to $31.7 million in the third quarter of fiscal 2025. The increase in interest expense was principally due to an increase in the amount of outstanding debt, partially offset by a lower weighted-average interest rate on borrowings outstanding under our Credit Facility.

Other Income

Other income in the third quarter of fiscal 2026 and 2025 was not material.

Income Tax Expense

Our effective tax rate was 20.6% in the third quarter of fiscal 2026, as compared to 18.9% in the third quarter of fiscal 2025. The increase in our effective tax rate principally reflects a smaller favorable impact from tax-exempt unrealized gains recognized in the cash surrender values of life insurance policies related to the HEICO Corporation Leadership Compensation Plan (the "LCP") in the third quarter of fiscal 2026 as compared to the third quarter of fiscal 2025.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests relates to the 20% noncontrolling interest held by Lufthansa Technik AG in HEICO Aerospace Holdings Corp. and the noncontrolling interests held by others in certain subsidiaries of the FSG and ETG. Net income attributable to noncontrolling interests was $19.0 million in the third quarter of fiscal 2026, as compared to $13.3 million in the third quarter of fiscal 2025. The increase in net income attributable to noncontrolling interests principally reflects improved operating results of certain subsidiaries in which noncontrolling interests are held.

Net Income Attributable to HEICO

Net income attributable to HEICO increased by 33% to a record $235.4 million, or $1.67 per diluted share, in the third quarter of fiscal 2026, up from $177.3 million, or $1.26 per diluted share, in the third quarter of fiscal 2025, principally reflecting the previously mentioned higher consolidated operating income.

Index

Outlook

For the remainder of fiscal 2026, we expect increased net sales at both the FSG and ETG to continue to be supported by underlying demand for our products and contributions from recent acquisitions. We remain focused on identifying and evaluating acquisition opportunities that align with our strategic objectives. Our capital allocation strategy continues to prioritize investments in organic growth and acquisitions while preserving adequate liquidity and financial flexibility.

Liquidity and Capital Resources

Our principal uses of cash include acquisitions, interest payments, capital expenditures, cash dividends, distributions to noncontrolling interests and working capital needs. We continue to estimate fiscal 2026 capital expenditures to be approximately $85 to $95 million. We finance our activities primarily from our operating and financing activities, including borrowings under our Credit Facility. The Credit Facility and senior unsecured notes contain both financial and non-financial covenants. As of July 31, 2026, we were in compliance with all such covenants and our total debt to shareholders’ equity ratio was 50.6%.

On June 11, 2026, we entered into a fourth amendment to our Credit Facility, to, among other things, (i) increase the capacity by $200 million to $2.2 billion, (ii) extend the maturity date to June 11, 2031, (iii) modify the Applicable Rate to be calculated based upon the most recently published ratings for our senior unsecured, non-credit enhanced, long-term indebtedness for borrowed money, and (iv) release our subsidiary guarantors from their guarantees under the Credit Facility. The Credit Facility includes features that will allow us, subject to certain conditions, to (i) increase the capacity by $800 million to become a $3.0 billion facility through increased commitments from existing and/or additional lenders and (ii) request up to two one-year extensions of the maturity date.

Based on our current outlook, we believe that net cash provided by operating activities and available borrowings under our Credit Facility will be sufficient to fund our cash requirements for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $815.9 million in the first nine months of fiscal 2026 and consisted primarily of net income from consolidated operations of $709.6 million, depreciation and amortization expense of $166.4 million (a non-cash item), $34.4 million in share-based compensation expense (a non-cash item), $17.9 million in employer contributions to the HEICO Savings and Investment Plan (a non-cash item), net changes in other long-term liabilities and assets related to the LCP of $16.2 million (principally participant deferrals and employer contributions), and net changes of $15.1 million included in the "Other" caption (principally the receipt of advance deposits on certain long-term customer contracts), partially offset by a $154.4 million increase in net working capital. The increase in net working capital is inclusive of a $78.4 million increase in inventories to support an increase in

Index

consolidated backlog, a $58.7 million increase in accounts receivable resulting from increased net sales and the timing of collections, and a $33.5 million increase in prepaid expenses and other current assets mainly reflecting deposits placed on future inventory deliveries, partially offset by a $47.3 million increase in trade accounts payable due to the timing of payments.

Net cash provided by operating activities increased by $177.0 million (a 28% increase) in the first nine months of fiscal 2026, up from $638.9 million in the first nine months of fiscal 2025. The increase is principally attributable to a $166.8 million increase in net income from consolidated operations, a $31.5 million increase in the deferred income tax provision, a $21.5 million increase in depreciation and amortization expense, and a $16.1 million increase in share-based compensation expense, partially offset by a $65.9 million increase in net working capital. The increase in net working capital mainly reflects a $48.4 million increase in prepaid expenses and other current assets principally from increased deposits placed on future inventory deliveries and a $22.7 million increase in accounts receivable resulting from the higher net sales.

Investing Activities

Net cash used in investing activities totaled $1,072.9 million in the first nine months of fiscal 2026 and related primarily to acquisitions of $1,018.2 million, capital expenditures of $54.1 million, and LCP funding of $19.4 million, partially offset by $22.7 million in proceeds from corporate-owned life insurance policy withdrawals within the LCP. Further details regarding our fiscal 2026 acquisitions may be found in Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements.

Financing Activities

Net cash provided by financing activities in the first nine months of fiscal 2026 totaled $280.0 million. During the first nine months of fiscal 2026, we received net proceeds of $1,191.5 million from the issuance of senior unsecured notes and borrowed $1,030.7 million under our Credit Facility, which was partially offset by $1,845.7 million in payments made on our Credit Facility, $34.9 million of cash dividends paid on our common stock, $29.3 million of payments to acquire certain noncontrolling interests, and $25.8 million of distributions to noncontrolling interests.

Other Obligations and Commitments

Except as noted below, there have not been any material changes to our other obligations and commitments that were included in our Annual Report on Form 10-K for the year ended October 31, 2025.

On July 16, 2026, we completed the public offering of senior unsecured notes, which consisted of $550 million aggregate principal amount of 4.950% Senior Notes due August 1, 2031 (the "2031 Notes") and $650 million aggregate principal amount of 5.400% Senior Notes due August 1, 2036 (the "2036 Notes"). We used the net proceeds from the offering to repay outstanding borrowings under our Credit Facility. Interest on the 2031 Notes and 2036 Notes is

Index

payable semi-annually on February 1 and August 1 of each year, commencing February 1, 2027. The 2031 Notes and 2036 Notes have effective interest rates of 5.2% and 5.5%, respectively. See Note 5, Long-Term Debt, to the Condensed Consolidated Financial Statements for additional information.

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

Index

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, HEICO's internal control over financial reporting.

Index

PART II. OTHER INFORMATION
Item 5.    OTHER INFORMATION

None of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the third quarter ended July 31, 2026.

Index

Item 6.    EXHIBITS

Exhibit	Description

4.1	Indenture, dated July 16, 2026, between HEICO Corporation and Truist Bank, as trustee, is incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 16, 2026. ***

4.2	First Supplemental Indenture, dated July 16, 2026, between HEICO Corporation and Truist Bank, as trustee, is incorporated by reference to Exhibit 4.2 to the Form 8-K filed on July 16, 2026. ***

4.3	Form of 4.950% Notes due 2031 (form included as Exhibit A to the First Supplemental Indenture is incorporated by reference as Exhibit 4.2 to the Form 8-K filed on July 16, 2026). ***

4.4	Form of 5.400% Notes due 2036 (form included as Exhibit B to the First Supplemental Indenture is incorporated by reference as Exhibit 4.2 to the Form 8-K filed on July 16, 2026). ***

10.1
Fourth Amendment to Revolving Credit Agreement, effective as of June 11, 2026, among HEICO Corporation, as Borrower, the Lenders from time to time party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent, is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 17, 2026. ***

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

HEICO CORPORATION

Date:	August 27, 2026	By:	/s/ CARLOS L. MACAU, JR.
Carlos L. Macau, Jr. Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial Officer)

		By:	/s/ BRADLEY K. ROWEN
Bradley K. Rowen Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)